Form 10QSB
period 1999-03-31
MAKEPEACE CAPITAL CORP
filed 1999-05-24
CIK 1069211

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended March 31, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period               to
                                    ----------    ----------

                 Commission file number - 333-63015

                     Makepeace Capital Corp.
Exact name of Registrant as specified in its charter)

         Texas                                                   84-1472120
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                                 Identification
                                                                   Number)

1660 South Albion Street, #723, Denver, Colorado                   80222
(Address of principal executive offices)                        (Zip Code)

                           303-753-6512
          (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x      No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                3,575,000 Shares of Common Stock ($.001 par value)
                               (Title of Class)


Transitional Small Business Disclosure Format (check one):
    Yes           No    x
       -------       -------

                        Makepeace Capital Corp.


PART I:        Financial Information

                     ITEM 1 - Financial statements

                     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:      Other Information

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:

            Makepeace Capital Corp.
                 Balance Sheet

                                                March 31, 1999
                    ASSETS                       (Unaudited)
Current assets:
  Cash                                          $       9,307
  Accounts receivable, related party                   30,000
                                                -------------
      Total current assets                             39,307

Property and equipment, at cost, net of
  accumulated depreciation of $7,339                   14,637

Deferred offering costs                                24,789
Deposits                                                5,600
Organization costs, net of amortization of $350         1,400
                                                -------------
                                                $      85,733
                                                =============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt             $       2,430
  Accounts payable                                      4,180
  Loan payable - related party                         95,344
  Loan payable - officer                                4,566
                                                -------------
      Total current liabilities                       106,520

Long-term debt                                          5,448

Stockholders' equity:
 Preferred stock, $.001 par value
 20,000,000 shares authorized                             -

 Common stock, $.001 par value,
 100,000,000 shares authorized,
   3,575,000 shares
   issued and outstanding                               3,575
 Additional paid in capital                           127,425
 Accumulated deficit                                 (157,235)
                                                -------------
                                                      (26,235)
                                                -------------
                                                $      85,733
                                                =============



       See accompanying notes to financial statements.

               Makepeace Capital Corp.
              Statements of Operations

                                Three Months   Three Months    Nine Months    Nine Months
                                    Ended          Ended          Ended          Ended
                                  March 31       March 31       March 31       March 31
                                    1999           1998           1999           1998
                                 (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Sales                           $    15,651    $    52,771    $    73,654    $    52,771
Cost of sales                        15,444         41,855         61,540         41,385
                                -----------     -----------    -----------   -----------
Gross profit                            207         10,916         12,114         10,916

Other costs and expenses:
 General and administrative          24,184         40,948         91,401         70,821
                                 -----------     -----------    -----------   -----------
(Loss) from operations              (23,977)       (30,032)       (79,287)       (59,905)

Other income and (expense):
 Interest income                         71           -               651           -
 Interest expense                      -              (607)          (742)        (1,129)
                                 -----------     -----------    -----------   -----------
                                         71           (607)           (91)        (1,129)
                                 -----------     -----------    -----------   -----------

(Loss) before income taxes          (23,906)        (30,639)       (79,378)       (61,034)
Provision for income taxes             -               -              -              -
                                 -----------     -----------    -----------   -----------

  Net (loss)                    $    (23,906)    $   (30,639)   $   (79,378)  $    (61,034)
                                ============     ===========    ===========   ============
Per share data
 Basic loss per share           $      (.01)    $     (3.06)   $      (.03)   $    (6.10)
                                ============     ===========    ===========   ============
 Weighted average shares
  outstaanding                     3,575,000          10,000     3,171,667         10,000
                                ============     ===========    ===========   ============






          See accompanying notes to financial statements.

            Makepeace Capital Corp.
           Statements of Cash Flows

                                                 Nine Months     Nine Months
                                                    Ended           Ended
                                                   March 31        March 31
                                                     1999            1998
                                                 (Unaudited)     (Unaudited)
Net income (loss)                               $    (79,378)   $    (61,034)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                       3,314          3,238
Changes in assets and liabilities:
    (Decrease) increase in other assets                 (542)           -
    Increase (decrease) in accounts payable               (1)         6,675
                                                 -----------     -----------
       Total adjustments                               2,771          9,913
                                                 -----------     -----------
  Net cash (used in)
   operating activities                              (76,607)       (51,121)

Cash flows from investing activities:
   Increase in deposits                                 -           (35,000)
   Payment of organization costs                        -            (1,750)
   Loan to related party                                -            (9,000)
   Acquisition of plant and equipment                   -           (10,870)
                                                 -----------     -----------
Net cash (used in) investing activities                 -           (56,620)

Cash flows from financing activities:
   Repayment of long-term debt                        (1,570)        (1,026)
   Proceeds from the sale of common stock             15,000          1,000
   Increase in deferred offering costs               (24,789)          -
   Proceeds from notes payable                          -            15,000
   Advances from related party                        40,053         70,591
   Advances from officer                                -            27,166
                                                 -----------     -----------
  Net cash provided by
   financing activities                               28,694        112,731
                                                 -----------     -----------
Increase (decrease) in cash                          (47,913)         4,990
Cash and cash equivalents,
 beginning of period                                  57,220           -
                                                 -----------     -----------
Cash and cash equivalents,
 end of period                                   $     9,307     $    4,990
                                                 ===========     ==========




See accompanying notes to financial statements.

Makepeace Capital Corp.
Notes to Financial Statements

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended June 30, 1998.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the nine months ended December 31, 1998, the Company issued 7,500 shares of its common stock for the conversion of notes payable and 50,000 additional shares for the conversion of a portion of related party loans. The conversion rate was $2.00 per share.

Additionally, during this period, the Company sold 7,500 shares of its common stock to three unrelated investors for cash aggregating $15,000.

During the nine months ended December 31, 1998, $100,000 of advances from a related party were converted to stockholders' equity in connection with the re-capitalization with American/National Trucking, Inc., an inactive Texas corporation.

              Makepeace Capital Corp.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Trends and Uncertainties. Demand for the Company's services will be dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the sale and construction of home improvement contracts and the generation of commercial contracts for which the Company derives percentage overrides from wholesale warehouse material suppliers, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

In addition, the outcome of Company's current public offering for $3,750,000 is uncertain. The lack of sales of that offering would negatively impact the Company's ability to successfully continue operations.

Capital and Source of Liquidity. The Company currently has no material commitments for capital expenditures. The Company intends to use a majority of the proceeds of its current public offering for working capital and to expand operations. If the offering is not successful, the Company's cash flow will be negatively affected if the expenditures are attempted.

The Company recently completed an offering of its B units pursuant to Rule 504 of the Securities Act of 1933. Pursuant to the offering, the Company sold 65,000 B Units for the aggregate purchase price of $2.00 per B Unit or $130,000.

The Company expects that the net proceeds from its recent Rule 504 offering, the current public offering and the cash flow from future operations, if any, will be sufficient to allow the Company to meet the expected growth in demand for its products and services. However, there can be no assurance that sufficient capital will be raised or that future
product sales will meet the Company's growth expectations.   Should
either of these fail to occur, the Company may elect to (i) reduce the planned expansion of operations or (ii) pursue other financing alternatives such as a rights offering, warrant exercise or borrowings. Implementation of either of the foregoing options could delay or diminish the Company's planned growth and adversely affect its profitability.

Management is of the opinion that its current working capital and anticipated funds from operations are sufficient to meet its cash requirements for moderate growth in the year ahead. However, in order to achieve the Company's plans for growth, additional capital is required.

On a long term basis, liquidity is dependent on increased revenues from
operations, additional infusions of capital and debt financing.   The Company
believes that additional capital and debt financing in the short term will allow the Company to commence its marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.    For the nine months ended March 31, 1999, the
Company had revenues from sales of $73,654.   The cost of sales for that same
period was $61,540.    For the nine months ended March 31, 1999, the
Company had a net loss of $(79,378).   General and administrative expenses were
$91,401 for the nine months ended March 31, 1999, which consisted primarily of legal expenses of 14,876, office expense of $22,119, other expenses of $7,427, rent of $6,159, telephone of $7,013, accounting expense of $6,540, salaries of $8,650, advertising of $6,740 and miscellaneous expense of $11,876.

For the nine months ended March 31, 1998, the Company revenues from sales
of $52,771.   The cost of goods sold for that same period was $41,855.
For the nine months ended March 31, 1998,  the Company had a net loss of
$(61,034).   General and administrative expenses were $70,821 for the
nine months ended March 31, 1998, which consisted primarily of legal expenses of $1,953, office expense of $5,754, other expenses of $8,455, rent of $14,442, telephone of $7,427, accounting expense of $275, salaries of $3,900, advertising of $5,825, commissions of $16,401 and miscellaneous expense of $6,389.

Plan of Operation.   The Company, over the next twelve months intends to
operate as a specialty contractor in the management of the construction of commercial properties and retail home improvement contracts for eventual sale
to permanent financing.   The Company does not anticipate the need for
further funds should the Company raise a minimal amount of $500,000 pursuant
to its public offering.   Should less than the minimal amount be raised, the
Company would pursue additional capital from borrowings, rights offerings or
warrant exercise.   The Company has no need of product research and
development.   Management possesses the experience to implement its business
plan.   No significant equipment purchases are planned over the next twelve
months other than two trucks to deliver materials to job sites.   Assuming
proceeds of $500,000 or more from its public offering, the Company will add a secretary, a retail operations manager and an installation manager.

The Company shall seek to maintain low operating expenses while trying to expand operations and increase operating revenues. The Company is focusing
on maintaining a low cost administrative approach.   However, increased
marketing expenses will probably occur in future periods as the Company attempts to further increase its marketing and sales efforts.

Year 2000 Compliance.  The Company has established a plan to address Year
2000 issues.   Successful implementation of this plan will eliminate any
extraordinary expenses related to the Year 2000 issue.   The Company has a
reasonable basis to conclude that the Year 2000 issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

                            Makepeace Capital Corp.

PART II


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item 601 of
      Regulation S-K)

      None

(b)   Reports on Form 8-K

None







                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:                           /s/ W. Ross C. Corace
                               ----------------------------
                               W. Ross C. Corace, President


May 15, 1999