Form 10KSB
period 1999-06-30
MAKEPEACE CAPITAL CORP
filed 1999-10-15
CIK 1069211

                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 6/30/99
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

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


Securities registered pursuant to
    Section 12(b) of the Act:                            None
Securities registered pursuant  to
     Section 12(g) of the Act:           Common  Stock, $.001 par value

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.   Yes    __x__   No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The Company's revenues for its most recent fiscal year were $77,590. As of June 30, 1999, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $1,506,020.

The number of shares outstanding of Company's only class of common stock, as of June 30, 1999 was 3,575,000 shares of its $.001 par value common stock.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  ____  No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS - General

The Company was incorporated in the state of Texas on March 18,
1994 under the name of American/National Trucking, Inc. On August 28, 1998, RC Capital, Inc., a Colorado corporation was merged into the Company. Pursuant to the Articles of Merger, the name of the Company
was changed to Makepeace Capital Corp. (the "Company").   Prior to this
acquisition, the Company had no significant business activity.   At the
time of the merger, there were outstanding 3,500,000 Common Shares and
10,000 Series C Preferred Shares of the Company.   There were 1,000
Common Shares of RC Capital, Inc. outstanding. These Common Shares were exchanged for 10,000 B Units in the Company.

RC Capital, Inc. was incorporated in the State of Colorado on July 22,
1997.   RC Capital, Inc. entered the business of soliciting the
application of commercial and residential home improvement products.
RC Capital, Inc. derived a percentage override on all products shipped. The customer base of RC Capital, Inc. was primarily in the business of new home construction, commercial building and residential single family home improvement. Revenues prior to the merger were received exclusively from overrides on material shipments and retail single family home improvement.

 The Company is presently engaged in the sale and construction of home improvement contracts and the generation of commercial contracts for which the Company derives percentage overrides from wholesale warehouse material suppliers. The Company conducts the business through two divisions, American Better Homes and Commercial Exterior Consultants. The Company intends to become a sub-contractor specializing in the
application of siding, windows and vinyl fencing.    To facilitate its
business and maximize profits, the Company also intends to warehouse
home improvement products for sale to its customers.   The price range
of home improvement and construction contracts ranges from $8,000 to $1,500,000.

The country has been experiencing a change from historic methods of siding construction to vinyl and steel applications at the time of new construction as well as the improvement of existing single family
residences.   The Company intends to take advantage of the move toward
these applications by warehousing product and making the applications of these materials as contractor to the project.

The Company presently has a base of customers through which it sells its products and applies home improvement products to new construction. The Company is also engaged in an aggressive lead generation program through trade organizations and direct consumer marketing campaigns. The Company markets its services and products to the homeowner through
a staff of traveling salesmen.   Typically home improvement contracts
range from $8,000 to a high $25,000.

The Business of each of the divisions is not seasonal to any significant extent.

Through its Division, American Better Homes, the Company generates home improvement contracts which it then assigns to third party financial institutions such as First Plus Mortgage, Greentree Financial, Money Store and Beneficial Finance upon completion of the improvements to be
done under each contract for home improvement.   The Company is engaged
in the sale and installation of siding and related exterior home improvement products and generates potential customers through direct consumer marketing utilizing newspaper advertising, informational flyers delivered to the home or through the mails, direct consumer contact via telephone solicitation, and trade shows. Any customer showing an interest in the application of home improvement products on their home is immediately called and an appointment to see the customer
is made and assigned to a salesperson.   When a customer has given
approval for the application of home improvement product and signed a contract for the improvements desired, the customer's credit worthiness
is checked and third party financing is arranged, if needed.   The home
improvement product which the Company offers to customers is siding, windows, soffit, facia and related products to install those major
items.   The Company's customers pay for the installation of siding and related products in cash upon completion of the work contracted for.
If the customer does not wish to pay for the work performed out of personal funds, the Company may arrange for third party installment or revolving financing which the customer may secure with a mortgage on the property improved. In credit arrangements through lending institutions, the Company does not assume any credit risk and receives
the full amount of contract price without recourse.   Each customer who
enters into a credit arrangement with a third party installment lending institution is required to deliver to the Company a financing statement and a mortgage on the property to be improved in order to secure the
contract price.   All such financing statements and mortgages are
assigned by the Company to the lending institution.   The lending
institution furnishing such financing approves the customer's credit in advance of the job being started and remits the full amount of the contract price to the Company upon completion of the work to be
performed.   This retail home improvement activity generates mortgages, most of which are second mortgages, to secure borrowings to pay for the application of home improvement products on single family residences. Mortgages are graded according to the property owner's credit with prime mortgages being comprised of those with top credit and sub-prime being comprised of those with less than perfect credit.

Each home improvement job is accounted for by cost analysis and revenue produced.

To date, this division has completed 14 projects, all home improvements and has received a total of $149,115 in revenue.

Upon payment to the Company of the amount agreed upon to perform the installation of home improvement products, all costs of each job are
deducted with the remainder as profit to the Company.   Profits on home
improvement jobs range between 25% to 30%. To date, the Company has built 14 single family home improvements jobs providing $149,115 in revenue.

Through its division, Commercial Exterior Consultants, the Company generates commercial home improvement jobs and earns revenues and fees through the introduction of the contractor to the wholesale home
improvement material supplier.   Commercial Jobs are generally of a
larger nature such as a new home construction project involving the construction of numerous homes simultaneously or large building
construction such as an office complex or business building.   The
supplier of material is generally a wholesale warehouse selling to
dealers and retail customers.   Each contractor has its own available
employees to build the project or the contractor may sub-contract the work to be completed to entities or persons not in the employ of the
contractor.   To date, from August of 1997, this division has delivered
orders for approximately $476,000 in material and $1,428,000 in home improvement applied products generating 15% to 20% to contractor
clients.   The Company earns a percentage override of 5% on material
shipments.   This division has completed ten projects and generated
revenues from overrides of $13,800. The Company generates commercial jobs through trade organizations, trade shows and publications which list major commercial projects about to be undertaken and invite bids
for the project.   The Company regularly submits bids on behalf of its
client contractors and aids in securing jobs for those entities.   The
Company, upon the successful completion of the offering plans on being a sub-contractor specializing in the application of siding, windows and vinyl fencing and shall bid on jobs for its own account thereby permitting the Company to expand its revenues and profit potential.
As sub-contractor, the Company shall perform the work, scheduling all of the material that may be needed and securing any interim financing which may be needed. This activity may produce profits for the Company of 15% to 20% after completion of the work to be performed.
Commercial construction mostly falls in the range of $200,000 to $1,500,000 per job.

The Company plans to grow through a variety of mechanisms including but not limited to direct marketing utilizing newspaper advertising, informational flyers delivered to the customer in the office, home or through the mails, direct consumer contact via telephone solicitation, and trade shows.

The Company intends to market its services nationwide.

Employees. The Company has one full time and no part time employees.

The Company employs the services of sub-contractors to apply the home improvement products and purchases its products from wholesale warehouse material suppliers.

Government Regulations.   At the present time, there are no pervasive
regulations of the Company's business other than local licensing requirements for each job.

The Company will, as operations demand, sub-contract the balance of its personnel through independent contractors or hire additional employees.

Competition.   There is significant competition in the construction
industry.   The Company competes with established companies and other
entities (many of which possess substantially greater resources than
the Company).   Almost all of the companies with which the Company
competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the
foreseeable future.   It is also likely that other competitors will
emerge in the near future.   There is no assurance that the Company
will continue to compete successfully with other established
construction companies.   The Company shall compete on the basis of
price. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

ITEM 2.  PROPERTIES.

The Company's principal offices are located at 1660 South Albion
Street, #723, Denver, Colorado 80222.   Its telephone number at such
address is (303) 753-6512.   These offices consist of 404 square feet
on a month to month lease with a lease payment of $491.08 per month.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 1999, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. The Company intends to apply for Common Stock to traded on the OTC Bulletin Board. There is currently no market for the securities of the Company.

Holders.     The approximate number of holders of record of the
Company's $.001 par value Common Stock, as of June 30, 1999, was 2,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In addition, the outcome of the Company's current public offering for $3,750,000 is uncertain. As of June 30, 1999, the Company has received
gross proceeds from the offering of $110,000.   The lack of sales of
that offering would negatively impact the Company's ability to successfully continue operations.

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

Results of Operations.    For the year ended June 30, 1999, the Company
had revenues from sales of $77,590.   The cost of sales for that same
period was $59,450.    For the year ended June 30, 1999, the Company
had a net loss of $(172,640).   General and administrative expenses
were $185,231 for the year ended June 30, 1999, which consisted primarily of legal expenses of 27,918, office expense of $26,807, rent of $11,423, telephone of $8,261, accounting expense of $10,968, salaries of $10,800, advertising of $6,741, offering expenses of $54,877 and miscellaneous expense of $27,436.

For the year ended June 30, 1998, the Company revenues from sales of
$132,365.   The cost of goods sold for that same period was $73,497.
For the year ended June 30, 1998, the Company had a net loss of
$(76,809).   General and administrative expenses were $135,677 for the
year ended June 30, 1998, which consisted primarily of legal expenses of $19,585, office expense of $10,834, other expenses of $11,435, rent of $17,004, telephone of $10,504, accounting expense of $275, advertising of $10,432, commissions of $41,201 and miscellaneous expense of $14,407.

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


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Directors and Executive Officers of the Company. The names, addresses and positions of the present directors and officers of the Company are set forth below:

Name and Address                   Age                Position
W. Ross C. Corace       President, Treasurer           July 27, 1998
 age 57                      Director

Samuel C. Cummings       Senior Vice President         July 27, 1998
 age 46                     Secretary, Director

Robert L. Fedelleck          Director                  July 27, 1998
  age 54

W. Ross C. Corace has been President, Treasurer and a Director of Makepeace
Capital Corp. since July 27, 1998.   Mr. Corace was President, Treasurer and
a Director of RC Capital, Inc., a construction products company, from July
22, 1997 until it was merged into the Company in August, 1998.   Mr. Corace
was President of Foxmoor Industries, Ltd., a publicly held corporation in the business of purchasing and selling home improvement contracts from December
14, 1981 until it was purchased by General Pacific Corp. in June, 1997.   Mr.
Corace was President of Commodity Resources, Inc., a publicly held corporation in the heating business, from September 7, 1977 until completion
of its merger with Tri-Valley Oil and Gas Company in July 1981.   From 1994
to present, Mr. Corace has served as President of Meadow Run Farm, Inc., a privately held forest products company.  From 1974 to present, Mr. Corace has served as President of Medusa Management Corp., a privately held investment company.  Mr. Corace received a BBA degree in Business Administration from
Ohio University in 1963.

Samuel C. Cummings has been Senior Vice President, Secretary and a Director
of Makepeace Capital Corp. since July 27, 1998.   Mr. Cummings was Senior
Vice President, Secretary and a Director of RC Capital, Inc., a construction products company, from July 22, 1997 until it was merged into the Company in
August, 1998.  Mr. Cummings was General Manager for America's Siding
Wholesale, a home improvement products wholesaler, from March 1997 to June
1997.   Mr. Cummings was territory manager for Kaycan Building Products, a
manufacturer of vinyl siding from September 1996 to March 1997.   Mr.
Cummings was general manager for J.E.H. Enterprises, a home improvement products wholesaler from August 1994 to June 1997.  Mr. Cummings was factory sales representative for Heartland Building products, a manufacturer of vinyl
siding, from January 1993 to June 1994.   Mr. Cummings attended San Antonio
College with a major in Business Administration.

Robert L. Fedelleck.   Mr. Fedelleck has been a Director of Makepeace Capital
Corp. since July 27, 1998. Mr. Fedelleck was a Director of RC Capital, Inc.,
a construction products company, from January 2, 1998 until it was merged
into the Company in July, 1998.   From May of 1998 to present, Mr. Fedelleck
has been vice-president of Professional Siding, Inc., a Denver based
commercial siding and window company.   From 1971 to May, 1998, Mr. Fedelleck
was President and sole owner of Three Crowns Distributing, Inc., a Denver
based retail home improvement siding and window company.   Mr. Fedelleck
received his high school diploma from Central High School in Grand Junction,
Colorado.

                                    SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                       Annual Compensation                             Awards                 Payouts
(a)                    (b)              (c)        (d)        (e)        (f)          (g)       (h)        (i)
                                                             Other                                         All
Name                                                         Annual   Restricted                LTIP      Other
and                                                          Compen-    Stock       Options/    Pay-     Compen-
Principal                              Salary     Bonus      sation     Awards       SARs       Outs     sation
Position(1)            Year             ($)        ($)        ($)        ($)          ($)       ($)        ($)

W. Ross C. Corace      1999               -         -          -          -            -          -         -
President/CEO          1998               -         -          -          -            -          -         -

Samuel C. Cummings     1999               -         -       $10,800       -            -          -         -
Secretary              1998            $52,000      -          -          -            -          -         -

Board of Directors Compensation. Members of the Board of Directors will receive $500 per meeting if said Directors are not separately compensated by the Company and will be required to attend a minimum of four meetings per fiscal year. All expenses for meeting attendance or out of pocket expenses connected directly with their Board representation will be reimbursed by the Company. Director liability insurance may be provided to all members of the Board of Directors. The Company has not yet obtained such insurance and does
not have any specifics for available cost and coverage.   The Company does
not have a specific time frame to obtain the insurance.   No differentiation
is made in the compensation of "outside directors" and those officers of the Company serving in that capacity.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following tables list the Company's stockholders who, to the best of the Company's knowledge, own of record or, to the Company's knowledge, beneficially, more than 5% of the Company's outstanding Common Stock; the total number of shares of the Company's Common Stock beneficially owned by each Director; and the total number of shares of the Company's Common Stock beneficially owned by the Directors and elected officers of the Company, as a group.

Shareholdings

                                                        Percentage of
                                Number & Class           Outstanding
Name and Address                   of Shares            Common Shares

W. Ross C Corace                      100,000                 2.80%
1570 S. York Street                 3,118,796(2)             87.24%
Denver, Colorado 80210                10,000(3)                .28%
                                     446,572(3)                 (3)
                                      50,000(4)              1.40%
                                      50,000(4)                 (4)

Geneva A. Corace(2)(3)                10,000(3)                .28%
1570 S. York Street                3,118,796(2)              87.24%
Denver, Colorado 80210               100,000(2)               2.80%
                                     446,572(2)                 (2)

Samuel C. Cummings                    25,000                   .70%
2040 S. Oneida Street
Suite 100
Denver, Colorado 80224

Robert L. Fedelleck                   20,000                   .56%
318 S. 24th Avenue
Brighton, Colorado 80601

Gencorp Enterprises, Inc.(3)       3,118,796(2)              87.24%
1660 South Albion Street, #723
Denver, Colorado 80222

Meadow Run Farm, Inc.                 50,000(1)               1.40%

All Officers and Directors
as a Group (3 persons)             3,273,796                  91.57%

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise.
Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable community property laws.

(2) Gencorp Enterprises, Inc. is controlled by Geneva A. Corace, wife of W. Ross C. Corace, the Company's President. As a result, Mr. Corace and Geneva A. Corace would be deemed to be the beneficial owners of these Common Shares.The shares underlying the A Warrants are exercisable within 60 days and are deemed beneficially owned by their holder. Assuming all of the 446,572 B Warrants and 446,572 C Warrants owned by Gencorp Enterprises, Inc. were exercised, Gencorp Enterprises,

Inc. would directly own 4,011,940 Common Shares (45.33%).   Geneva A.
Corace and W. Ross C. Corace would indirectly and directly own a total of 4,121,940 Common Shares or .46.58% of the then outstanding 8,850,000 Common Shares assuming all A, B and C Warrants were exercised.

(3) Geneva A. Corace is wife of W. Ross C. Corace, the Company's president. As a result, Mr. Corace would be deemed to be the beneficial owner of these Common Shares. The shares underlying the A Warrants are exercisable within 60 days and are deemed beneficially owned by their
holder.   Assuming all of the 10,000 A Warrants owned by Geneva A.
Corace were exercised, Geneva A. Corace and W. Ross C. Corace would indirectly and directly own a total of 4,171,940 Common Shares or
 .47.14% of the then outstanding 8,850,000 Common Shares assuming all A, B and C Warrants were exercised.

(4) Meadow Run Farms, Inc. is controlled by W. Ross. C. Corace, the
Company's president.   As a result, Mr. Corace would be deemed to be
the beneficial owner of 50,000 Common Shares and 50,000 A Warrants held
by Meadow Run Farms, Inc.   Assuming all of the 50,000 A Warrants were
exercised W. Ross C. Corace would indirectly and directly own a total of 4,171,940 or 47.14% of the then outstanding 8,850,000 Common Shares assuming all A, B and C Warrants were exercised

There are currently 1,475,000 A Warrants outstanding. The following tabulates holdings of A Warrants of the Company by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by Management to own beneficially more than 5.0% of the A Warrants and, in addition, by all directors and officers of the Company individually and as a group.

A WARRANT HOLDINGS
-------------------

                                   Number of
Name and Address                  A Warrants(1)            Percentage

W. Ross C Corace
1570 S. York Street                  446,572(1)              30.28%
Denver, Colorado 80210                10,000(2)                .68%
                                      50,000(3)              29.50

Geneva A. Corace                      10,000                   .68%
1570 S. York Street                  446,572(1)              30.28%
Denver, Colorado 80210

Samuel C. Cummings                         0                     0%
2040 S. Oneida Street, Suite 100
Denver, Colorado 80224

Robert L. Fedelleck
318 S. 24th Avenue                         0                     0%
Brighton, Colorado 80601

Gencorp Enterprises, Inc.            446,572                 30.28%
1660 South Albion Street, #723
Denver, Colorado 80222

Lorain Capital Corp.                 597,436                 40.50%
2618 SW 23rd Terrace, Suite 102      355,992(4)              24.14%
Fort Lauderdale, FL 33312

American Prepaid
   Legal Services, Inc.              355,992                 24.14%
2618 SW 23rd Terrace, Suite 102      597,436(4)              40.50%
Fort Lauderdale, FL 33312

All Officers and Directors
as a Group (3 persons)             456,572(1)                 30.86%

(1) Gencorp Enterprises, Inc. is controlled by Geneva A. Corace, wife of W. Ross C. Corace, the Company's President. As a result, Mr. Corace and Geneva A. Corace would be deemed to be the beneficial owners of these A Warrants.

(2) Geneva A. Corace is the wife of W. Ross C. Corace, the Company's president. As a result, Mr. Corace would be deemed to be the beneficial owner of the A Warrants.

(3)Meadow Run Farms, Inc. is controlled by W. Ross. C. Corace, the
Company's president.   As a result, Mr. Corace would be deemed to be
the beneficial owner of the A Warrants.

(4)Lorain and American have common officer and director and would be deemed a "group" as used in Item 403 of Regulation SB of the Securities Act of 1933.

B WARRANT HOLDINGS
-------------------

There are currently 1,400,000 B Warrants outstanding. The following tabulates holdings of B Warrants of the Company by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by
Management to own beneficially more than 5.0% of the B Warrants and, in addition, by all directors and officers of the Company individually and as a group.

W. Ross C Corace
1570 S. York Street                  446,572(1)              31.90%
Denver, Colorado 80210

Geneva A. Corace(1)(2)               446,572(1)              31.90%
1570 S. York Street
Denver, Colorado 80210

Samuel C. Cummings                         0                     0%
2040 S. Oneida Street
Suite 100
Denver, Colorado 80224

Robert L. Fedelleck
318 S. 24th Avenue                         0                     0%
Brighton, Colorado 80601

Gencorp Enterprises, Inc.(1)         446,572(1)              31.90%
1660 South Albion Street, #723
Denver, Colorado 80222

Lorain Capital Corp.                  597,436                 42.67%
2618 SW 23rd Terrace, Suite 102       355,992(3)              25.43%
Fort Lauderdale, FL 3331

American Prepaid
   Legal Services, Inc.              355,992                 25.43%
2618 SW 23rd Terrace, Suite 102      597,436(3)              42.67%
Fort Lauderdale, FL 33312

All Officers and Directors
as a Group (3 persons)              446,572                  31.90%

(1) Geneva A. Corace is wife of W. Ross C. Corace, the Company's president. As a result, Mr. Corace would be deemed to be the beneficial owner of the B Warrants.

 (2) Gencorp Enterprises, Inc. is controlled by Geneva A. Corace, wife of W. Ross C. Corace, the Company's President. As a result, Mr. Corace and Geneva A. Corace would be deemed to be the beneficial owners of these B Warrants.

(3)Lorain and American have common officer and director and would be deemed a "group" as used in Item 403 of Regulation SB of the Securities Act of 1933.

C WARRANT HOLDINGS
-------------------

There are currently 1,400,000 C Warrants outstanding. The following tabulates holdings of C Warrants of the Company by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by Management to own beneficially more than 5.0% of the C Warrants and, in addition, by all directors and officers of the Company individually and as a group.

W. Ross C Corace
1570 S. York Street                  446,572(1)              31.90%
Denver, Colorado 80210

Geneva A. Corace(1)(2)               446,572(1)              31.90%
1570 S. York Street
Denver, Colorado 80210

Samuel C. Cummings                         0                     0%
2040 S. Oneida Street
Suite 100
Denver, Colorado 80224

Robert L. Fedelleck
318 S. 24th Avenue                         0                     0%
Brighton, Colorado 80601

Gencorp Enterprises, Inc.(1)         446,572(1)              31.90%
1660 South Albion Street, #723
Denver, Colorado 80222

Lorain Capital Corp.                 597,436                 42.67%
2618 SW 23rd Terrace, Suite 102      355,992(3)              25.43%
Fort Lauderdale, FL 33312

American Prepaid
   Legal Services, Inc.              355,992                 25.43%
2618 SW 23rd Terrace, Suite 102      597,436(3)              42.67%
Fort Lauderdale, FL 33312

All Officers and Directors
as a Group (3 persons)               446,572                 31.90%

(1) Gencorp Enterprises, Inc. is controlled by Geneva A. Corace, wife of W. Ross C. Corace, the Company's President. As a result, Mr. Corace and Geneva A. Corace would be deemed to be the beneficial owners of these C Warrants.

(2) Geneva A. Corace is wife of W. Ross C. Corace, the Company's president. As a result, Mr. Corace would be deemed to be the beneficial owner of the C Warrants.

(3)Lorain and American have common officer and director and would be deemed a "group" as used in Item 403 of Regulation SB of the Securities Act of 1933.

There is no plan or arrangement with respect to compensation received or that may be received by the executive officers in the event of termination of employment or in the event of a change in responsibilities following a change in control.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Merger with RC Capital, Inc. On August 28, 1998, RC Capital, Inc., a
Colorado corporation was merged into the Company.   Prior to this
acquisition, the Company had no significant business activity.   At the
time of the merger, there were 1,000 Common Shares of RC Capital, Inc. outstanding held by Geneva A. Corace, wife of the current Company's president. These Common Shares were exchanged for 10,000 B Units in
the Company.   Just prior to the merger, Gencorp Enterprises, Inc.
purchased 3,200,000 Common Shares and 10,000 Preferred Shares of the Company or 91.43% of the outstanding common stock from its principal shareholder, Associates Consulting Group for $30,000. Mr. W. Ross C. Corace is not an officer or director or principal shareholder of
Gencorp Enterprises, Inc.   At the time the change of control and
subsequent merger were originally negotiated, there was not any relationship between the Company (or its management or principal security holders) and RC Capital, Inc. (or its management or principal security holders).

Preferred Shares retired.   In August 1998, Gencorp Enterprises, Inc.,
a company controlled by Geneva A. Corace, wife of W. Ross C. Corace, agreed to return 10,000 Series C Preferred Shares to the treasury of
the Company.   These Preferred Shares represented the right to vote 50%
of all shares in a vote of directors. This was based on a business decision of Gencorp Enterprises, Inc. that it already had control and wanted to simplify the outstanding capital structure of the Company. These 10,000 Series C Preferred Shares have been canceled on the books and records of the Company.

During the year ended June 30, 1998, the Company received gross cash working capital advances from W. Ross C. Corace, its president amounting to $41,612 and made cash repayments of the advances
aggregating $28,346.   The balance of the advances at June 30, 1998
amounted to $13,266 During the year ended June 30, 1999, W. Ross C. Corace advanced an additional $4,200 to the Company and arranged for a net offset of $2,000 of advances to entities under his control to
reduce the balance of the outstanding officer loans.   These advances
were used for commissions to salesmen who sold retail home improvement
products and miscellaneous expenses.   Additionally, during 1999, Mr.
Corace received repayments of cash advanced and additional advances
aggregating $22,700.   The net balance due from the officer at June 30,
1999 amounted to $7,234 and is expected to be offset against salary due
to the officer during the year ended June 30, 2000.   These advances
were used for commissions to salesmen who sold retail home improvement products ($41,201) and miscellaneous expenses ($411).

During the year ended June 30, 1998, the Company received gross cash working capital advances from Meadow Run Farm, Inc., an entity controlled by the Company's president, amounting to $155,591. These advances were used for general and administrative expenses consisting of advertising ($40,432), product liability, workmen's compensation and office insurance ($2,424), legal $(19,585), office expense ($10,934), rent ($17,004), telephone( $411) and cash repayments of advances to its president, W. Ross C. Corace ($37,346) leaving a balance of $57,220 as cash in the bank.

During the year ended June 30, 1999, $100,000 of these advances was converted to stockholders' equity in connection with the re-capitalization with American/National Trucking, Inc., an inactive Texas
corporation.   The Company received additional cash advances from the
entity aggregating $52,853 and $7,500 was offset to reduce officer loans during 1999.

Additionally, during the year ended June 30, 1998, the Company made a $9,000 cash advance to Medusa Management, an entity controlled by the Company's president. The $9,000 balance of the uncollateralized advance has been offset from loan payable - officers.

Joint Venture Agreement with Officer and Director.   On August 7, 1997,
RC Capital entered into a joint venture agreement with Sam Cummings, an officer and director of the Company. Pursuant to the agreement, Mr. Cummings provides services relating to the home improvement business and application of siding. The agreement may be terminated at any time
upon mutual agreement of the parties.   RC Capital agreed to fund its
division, Commercial Exterior Consultants, with $25,000 in
consideration of duties to be perform by Mr. Cummings.   Said
investment of $25,000 plus any additional investment entitles RC Capital to the direct payment of 50% of profits of its division,
Commercial Exterior Consultants, excluding Mr. Cummings salary.   Any
capital contributed in excess of $25,000 is to be returned before distribution of profits. Mr. Cummings and the Company have verbally agreed to terminate the agreement upon the conclusion of the primary offering and execute a three year employment contract with Mr.
Cummings.   At this point, the Company will receive 100% of any profits generated from its division, Commercial Exterior Consultants.

Independent Contractor Agreement.   On May 1, 1998, Commercial Exterior
Consultants, Sam Cummings and U.S. Building Supply, Inc. entered into
an independent contractor agreement.    Mr. Cummings is an officer and
director of the Company.   Pursuant to the agreement, Mr. Cummings
works as a consultant in the aiding and assisting in the bidding and procurement of the sale of building materials, windows and related products, to contractors, builders and remodelers, specifically, but
not limited to large building projects.   Mr. Cummings works an average
of 20 hours per week pursuant to this agreement. The term of the agreement commenced May 1, 1998 and ends on May 1, 1999. A term of an
additional year may be mutually agreed to by the parties.   U.S.
Building Supply, Inc. paid Commercial Exterior Consultants a
$4,000 retainer and pays 5% of any and all collected gross sales that maintain a minimum of 15% gross profits or more. Commercial Exterior Consultants is charged back for any gross sales not collected by the Company in a reasonable amount of time.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors...............................12
Consolidated Balance Sheet..........................................13
Consolidated Statement of Operations................................14
Consolidated Statement of Stockholder's Equity......................15
Consolidated Statement of Cash Flows................................16
Notes to Financial Statements.......................................18

Schedules Omitted: All schedules other than those shown have been omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Makepeace Capital, Inc.


We have audited the balance sheet of Makepeace Capital, Inc. as of June 30, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Makepeace Capital, Inc. as of June 30, 1999, and the results of its operations and cash flows for years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.




                       James E. Scheifley & Associates, P.C.
                          Certified Public Accountants

Denver, Colorado
22-Sep-99

                  Makepeace Capital Corp.
                      Balance Sheet

                                                          June 30, 1999
                          ASSETS
Current assets:
  Cash                                                    $    44,405
  Accounts receivable, related party                           37,234
                                                          -----------
      Total current assets                                     81,639

Property and equipment, at cost, net of
  accumulated depreciation of $8,443                           13,533

Deferred offering costs                                         5,370
Deposits                                                        5,600
Organization costs, net of amortization of $642                 1,108
                                                          -----------
                                                             $107,250
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                       $     13,343
  Accounts payable                                              1,960
  Loan payable - related party                                100,944
                                                          -----------
      Total current liabilities                               116,247


Stockholders' equity:
 Preferred stock, $.001 par value
 20,000,000 shares authorized                                     -

 Common stock, $.001 par value,
 100,000,000 shares authorized,
  10,000 and 3,575,000 shares
  issued and outstanding, respectively                          3,575
 Additional paid in capital                                   127,425
 Subscriptions to common stock                                110,500
 Accumulated deficit                                         (250,497)
                                                          -----------
                                                               -8,997
                                                           -----------
                                                             $107,250
                                                           ===========



     See accompanying notes to financial statements.

               Makepeace Capital Corp.
               Statements of Operations

                                            Year Ended    Year Ended
                                              June 30,      June 30,
                                               1999          1998


Sales                                       $  77,590     $  132,365
Cost of sales                                  59,450         73,497
                                            ---------     ----------
Gross profit                                   18,140         58,868

Other costs and expenses:
 General and administrative                   185,231        135,677
                                            ---------     ----------
(Loss) from operations                       (167,091)       (76,809)

Other income and (expense):
 Interest income                                  658             80
 Loss on asset disposition                     (5,465)             -
 Interest expense                                (742)        (1,128)
                                            ---------     ----------
                                               (5,549)        (1,048)
                                            ---------     ----------
(Loss) before income taxes                   (172,640)       (77,857)
Provision for income taxes                          -              -
                                            ---------     ----------

  Net (loss)                                $(172,640)    $  (77,857)
                                            =========     ==========

Per share data
 Basic and diluted loss per share            $   (.05)     $    (.02)

 Weighted average shares outstanding        3,564,167      3,510,000




   See accompanying notes to financial statements.

           Makepeace Capital Corp.
Statement of Changes in Stockholders' Equity
 For the Years Ended June 30, 1999 and 1998

                                                                   Additional        Common
                                        Common Stock                 Paid-in          Stock        Accumulated
                                      Shares          Amount         Capital        Subscribed      (Deficit)         Total
Balance, June 30, 1997              3,500,000      $    3,500      $   (3,500)     $      -       $    -          $     -

Common stock sold for cash             10,000              10             990             -            -            1,000

Net (loss) for the year                     -               -               -             -      (77,857)         (77,857)
                                  -----------      ----------      ----------      ----------  ---------       ----------
Balance, June 30, 1998              3,510,000           3,510          (2,510)            -      (77,857)         (76,857)

Conversion of notes payable             7,500               8          14,992             -            -           15,000

Conversion of related party notes       50,000             50          99,950             -            -          100,000

Common stock sold for cash               7,500              7          14,993             -            -           15,000

Common stock subscribed for cash             -              -               -       110,500            -          110,500

Net (loss) for the year                      -              -               -                   (172,640)        (172,640)
                                   -----------     ----------      ----------    ----------    ---------       ----------
Balance, June 30, 1999               3,575,000     $    3,575     $   127,425    $  110,500    $(250,497)      $   (8,997)
                                   ===========    ===========     ===========    ==========    =========       ==========




See accompanying notes to financial statements.

                 Makepeace Capital Corp.
                Statements of Cash Flows

                                                                Year Ended      Year Ended
                                                                 June 30,        June 30,
                                                                   1999            1998

Net income (loss)                                             $   (172,640)     $   (77,857)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                     4,768            4,317
   Loss on asset disposition                                         5,465                -
Changes in assets and liabilities:
    (Decrease) increase in other assets                               (600)               -
    Increase (decrease) in accounts payable                         (2,221)           4,181
                                                              ------------      -----------
       Total adjustments                                             7,412
                                                              ------------      -----------
  Net cash (used in)
   operating activities                                           (165,228)         (69,359)
                                                              ------------      -----------

Cash flows from investing activities:
   Increase in deposits                                                 -           (35,000)
   Payment of organization costs                                        -            (1,750)
   Loan to related party                                            (7,234)          (9,000)
   Acquisition of plant and equipment                                 -             (10,870)
                                                              ------------      -----------
Net cash (used in) investing activities                             (7,234)         (56,620)
                                                              ------------      -----------

Cash flows from financing activities:
   Repayment of long-term debt                                           -           (1,658)
   Proceeds from the sale of common stock                           15,000            1,000
   Proceeds from common stock stock subscriptions                  110,500                -
   Increase in deferred offering costs                              (5,370)               -
   Proceeds from notes payable                                           -           15,000
   Repayment of notes payable                                       (1,570)               -
   Advances from related party                                      41,087          155,591
   Advances from officer                                                 -           13,266
                                                              ------------      -----------
  Net cash provided by
   financing activities                                            159,647          183,199
                                                              ------------      -----------

Increase (decrease) in cash                                        (12,815)          57,220
Cash and cash equivalents,
 beginning of period                                                57,220                -
                                                              ------------      -----------
Cash and cash equivalents,
 end of period                                                $     44,405      $    57,220
                                                              ============      ==========


    See accompanying notes to financial statements.

                 Makepeace Capital Corp.
                Statements of Cash Flows

                                                                Year Ended      Year Ended
                                                                 June 30,        June 30,
                                                                   1999            1998
Supplemental cash flow information:
   Cash paid for interest                                     $     742          $ 1,128
   Cash paid for income taxes                                 $       -          $     -

Non-cash investing and financing activities:
   Assets acquired by issuance of long-term debt              $       -          $11,106






    See accompanying notes to financial statements.

Makepeace Capital, Inc.
Notes to Financial Statements
30-Jun-99

Note 1. Organization and Summary of Significant Accounting Policies.

On August 28, 1998, RC Capital Inc., a Colorado corporation formed during July 1997, completed a merger with Makepeace Capital, Inc. (Makepeace) a Texas corporation formed on March 18, 1994 using the name American/National Trucking, Inc. Makepeace had no business activity prior to the merger. The merger has been accounted for as a recapitalization of RC Capital, Inc. and the foregoing financial statements represent the operations of RC Capital, Inc. since its inception. The Company is engaged in the business of the installation of commercial and residential window and siding products in the western United States. All share and per share information provided in the financial statements and accompanying footnotes have been restated to give effect to the recapitalization.



     Property, Plant and Equipment:
Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method.
Estimated useful lives range from 3 to 5 years for furniture and fixtures and equipment.

     Revenue Recognition:
Revenue is recognized at the time the product is delivered or the service is performed.

     Intangible Assets:
Intangible assets consist of the costs of organizing the Company and such costs being amortized using the straight line method over a period of 5 years. Amortization expense amounted to $ 350 and $292 for the years ended June 30, 1999 and 1998, respectively.

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the 1999 and 1998 fiscal years.

      Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

     Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates



     Advertising costs:
Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $6,740 and $10,432 for the years ended June 30, 1999 and 1998, respectively.

     Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. Although the Company had customers during the year ended June 30, 1998 which accounted for in excess of 10% of the Company's total revenue, such customers are not expected to utilize the Company's services on an ongoing basis. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments


Note 2.  Property, Plant and Equipment.

Property, plant and equipment consists of the following at June 30, 1999:

Office furniture and equipment       $     6,870
Vehicle                                   15,106
                                     -----------
                                          21,976
Less accumulated depreciation             (8,443)
                                      ----------
                                         $13,533

Depreciation charged to operations was $4,418 and $4,025 for the years ended June 30, 1999 and 1998, respectively. The vehicles are pledged as collateral for the underlying purchase financing contract, see Note 4.


Note 3.  Deposits.

At June 30, 1998 the Company had $30,000 on deposit with its attorney as an earnest money deposit for a proposed acquisition of a public shell company known as American/National Trucking, Inc. (American) The shell company has had no significant activities to date. The deposit was fully refundable to the Company should the merger not be completed. On August 28, 1998 the merger with American, now known as Makepeace, was completed. In connection therewith, the $30,000 deposit was paid to the former shareholders of American for 3,500,000 shares (100%) of its issued and outstanding common stock.



The stock is held in the name of an entity controlled by the Company's president. The deposit has been reclassified to accounts receivable, related party and is expected to be repaid to the Company during the next fiscal year. The source of the funds used by the Company to make the deposit was from another entity controlled by the Company's president.


Note 4.  Stockholders' Equity.

During the year ended June 30, 1998 the Company issued 10,000 shares of its common stock for cash aggregating $1,000. The stock was issued to an immediate family member of the Company's president.

During the year ended June 30, 1999 the Company issued 7,500 shares of its common stock for the conversion of notes payable and 50,000 additional shares for the conversion of a portion of related party loans. The conversion rate was $2.00 per share.

Additionally, during 1999, the Company sold 7,500 shares of its common stock to three unrelated investors for cash aggregating $15,000. The Company also initiated a public offering of its common stock during 1999 and as of June 30, 1999 has received gross proceeds from the offering of $110,000. The offering price of the common stock sold in the public offering was $5.00 per share. The offering consists of up to a maximum of 750,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at $5.00 per share. The warrants are exercisable for a four-year period. The Company incurred expenses of the offering of $5,370 which will be charged to paid in capital when the offering is closed.


Note 5. Notes payable and long term debt.

During the year ended June 30, 1998, the Company received proceeds of notes due to two unrelated individuals amounting to $15,000. The uncollateralized notes have no stated interest rate and were expected to be repaid currently. The loans were converted to stockholders' equity subsequent to the re-capitalization with American/National Trucking, Inc., an inactive Texas corporation.

During the year ended June 30, 1998, the Company entered into a vehicle purchase contract that provides for monthly payments of $306 through August 2001. The contract bears interest at 14.5% per annum and is secured by the Company's vehicle. Subsequent to June 30, 1999, the Company disposed of the vehicle and incurred a loss from the disposal of $5,465. This amount was fully accrued at June 30, 1999.


Note 6. Income taxes.

The Company has not provided for income taxes for the years ended June 30, 1999 and 1998 due to operating losses.

The Company has a net operating loss carryforward available to offset future taxable income of approximately $250,000 which expires $77,000 in the year 2013 and $173,000 in the year 2014.

The Company does not anticipate the utilization of the net operating loss in the near future and has established a valuation allowance for the full amount of deferred tax asset ($85,000) estimated to arise therefrom. The reserve amount increased by approximately $70,000 during the year ended June 30, 1999.


Note 7. Related Party Transactions.

During the year ended June 30, 1998, the Company received gross cash working capital advances from its president amounting to $41,612 and made cash repayments of the advances aggregating $28,346. The balance of the advances at June 30, 1998 amounted to $13,266. During the year ended June 30, 1999, the Company's president advanced an additional $4,200 to the Company and arranged for a net offset of $2,000 of advances to entities under his control to reduce the balance of the outstanding officer loans. Additionally, during 1999, the officer received repayments of cash advanced and additional advances aggregating $22,700. The net balance due from the officer at June 30, 1999 amounted to $7,234 and is expected to be offset against salary due to the officer during the year ended June 30, 2000.

During the year ended June 30, 1998, the Company received gross cash working capital advances from an entity controlled by the Company's president amounting to $155,591. During the year ended June 30, 1999, $100,000 of these advances was converted to stockholders' equity in connection with the re-capitalization with American/National Trucking, Inc., an inactive Texas corporation. The Company received additional cash advances from the entity aggregating $52,853 and $7,500 was offset to reduce officer loans during 1999.

Additionally, during the year ended June 30, 1998, the Company made a $9,000 cash advance to an entity controlled by the Company's president. The balance of the uncollateralized advance was offset against officer advances to the Company as described above.

(b)    List of Exhibits

          The following exhibits are filed with this report:

(1)               Not Applicable
(2)               Not Applicable
(3)               Certificate of Incorporation incorporated by reference to
                   Form SB-2 filed September 8, 1998
(3.1)             Bylaws incorporated by reference to Form SB-2 filed
                   September 8, 1998
(3.2)             Articles of Merger between the Company and RC Capital,
                  Inc., effective August 28, 1998 incorporated by reference
                   to Form SB-2 filed September 8, 1998
(4)               Specimen certificate for Common Stock incorporated by
                   reference to Form SB-2 filed September 8, 1998
(4.1)             Specimen Warrant certificate incorporated by reference to
                   Form SB-2 filed September 8, 1998
(5)               Not Applicable
(6)               Not Applicable
(7)               Not Applicable
(8)               Not Applicable
(9)               Not Applicable
(10.1)            Joint Venture Agreement between Samuel C. Cummings and RC
                  Capital, Inc. dated August 7, 1997 incorporated by
                    reference to Form SB-2 filed September 8, 1998
(10.2)            Independent Contractor Agreement between Commercial
                  Exterior, Sam Cummings and U.S. Building Supply, Inc. dated
                  May 1, 1998 incorporated by reference to Form SB-2 filed
                    September 8, 1998
(10.3)            Form of Lock up Agreement regarding Common Stock incorporated by reference to Form SB-2
(10.4)            Form of Lock Up Agreement regarding Warrants incorporated
                    by reference to Form SB-2
(11)              Not Applicable
(12)              Not Applicable
(13)              Not Applicable
(14)              Not Applicable
(15)              Not Applicable
(16)              Not Applicable
(17)              Not Applicable
(18)              Not Applicable
(19)              Not Applicable
(20)              Not Applicable
(21)              Not Applicable
(22)              Not Applicable
(23)              Not Applicable
(24)              Not Applicable
(25)              Not Applicable
(26)              Not Applicable
(27)              Financial Data Schedule
(28)              Not Applicable

 (B)    REPORTS ON FORM 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    October 6, 1999         Makepeace Capital Corp.

                                 /s/ W. Ross C. Corace
                                 ------------------------------------
                                 By: W. Ross C. Corace, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signature                               Capacity                   Date


/s/W. Ross C. Corace          Principal Executive Officer   October 6, 1999
-------------------           Principal Financial Officer
W. Ross C. Corace                  Controller/Director

/s/Samuel C. Cummings                  Director             October 6, 1999
-------------------
Samuel C Cummings

/s/Robert L. Fedelleck                 Director             October 6, 1999
-------------------
Robert L. Fedelleck
