Form 10QSB
period 1999-09-30
MAKEPEACE CAPITAL CORP
filed 1999-11-05
CIK 1069211

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 1999

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

                                               PART I

Item 1. Financial Statements:


                   Makepeace Capital Corp.
                      Balance Sheets

                                                            September 30, 1999
                          ASSETS                             (Unaudited)
Current assets:
  Cash                                                      $         74,697
  Accounts receivable, officer                                        20,834
  Accounts receivable, related party                                     600
                                                            ----------------
      Total current assets                                            96,131

Property and equipment, at cost, net of
  accumulated depreciation of $2,975                                   3,896

Deferred offering costs                                                5,370
Deposits                                                               5,600
Organization costs, net of amortization of $642                        1,021
                                                            ----------------
$112,018
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                          $          4,028
  Accounts payable                                                     1,961
  Loan payable - related party                                        71,294
                                                            ----------------
      Total current liabilities                                       77,283


Stockholders' equity:
 Preferred stock, $.001 par value
 20,000,000 shares authorized                                             -

 Common stock, $.001 par value,
 100,000,000 shares authorized,
  10,000 and 3,575,000 shares
  issued and outstanding, respectively                                 3,575
 Additional paid in capital                                          127,425
 Subscriptions to common stock                                       190,000
 Accumulated deficit                                                (286,265)
                                                            ----------------
                                                                      34,735
                                                            ----------------
                                                                    $112,018






     See accompanying notes to financial statements.

         Makepeace Capital Corp.
        Statements of Operations

                                         Three Months Ended
                                         September 30, September 30,
                                              1999          1998
                                          (Unaudited)   (Unaudited)
Sales                                     $     -        $     38,134
Cost of sales                                   -              35,597
                                          -----------    ------------
Gross profit

Other costs and expenses:
 General and administrative                    35,770          36,045
                                          -----------    ------------
(Loss) from operations                        (35,770)        (33,508)

Other income and (expense):
 Interest income                                    2             335
 Interest expense                                -               (397)
                                          -----------    ------------
(Loss) before income taxes                    (35,768)        (33,570)
Provision for income taxes                       -               -

                                          -----------    ------------
  Net (loss)                              $   (35,768)   $    (33,570)

Per share data
 Basic and diluted loss per share         $         -       $       -

 Weighted average shares outstanding        3,575,000       3,531,667







See accompanying notes to financial statements.

             Makepeace Capital Corp.
            Statements of Cash Flows

                                                   Three Months    Three Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                       1999            1998
                                                   (Unaudited)     (Unaudited)
Net income (loss)                                 $   (35,768)     $  (33,570)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                          409           1,104
Changes in assets and liabilities:
    (Decrease) increase in other assets                  -               (513)
    Increase (decrease) in accounts payable                 1            -
                                                  -----------       ---------
       Total adjustments                                  410             591
                                                  -----------       ---------
  Net cash (used in)
   operating activities                               (35,358)        (32,979)

Cash flows from investing activities:
   Repayment of loan to related party                  36,634            -
   Loan to related party                              (20,834)           -
                                                  -----------       ---------
Net cash (used in) investing activities                15,800            -

Cash flows from financing activities:
   Repayment of long-term debt                           -               (552)
   Proceeds from the sale of common stock                -             15,000
   Proceeds from common stock stock subscriptions      79,500
   Increase in deferred offering costs                   -             (5,370)
   Repayment of related party loans                   (29,650)           -
   Repayment of notes payable                            -             (9,315)
   Advances from related party                           -              2,950
                                                  -----------       ---------
  Net cash provided by
   financing activities                                49,850           2,713
                                                  -----------       ---------
Increase (decrease) in cash                            30,292         (30,266) (3
Cash and cash equivalents,
 beginning of period                                   44,405          57,220
                                                  -----------       ---------
Cash and cash equivalents,
 end of period                                    $    74,697       $  26,954   2





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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the three months ended September 30, 1999.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the three months ended September 30, 1999, the Company received gross proceeds of $79,500 from the continued sale of common stock at an offering price of $5 per share. To date, the shares have not been issued to the subscribers.

During the three months ended September 30, 1999, $36,634 of advances to a related party were repaid and the Company made $20,834 of advances to its president.

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

In addition, the outcome of the Company's current public offering for $3,750,000 is uncertain. During the three months ended September 30, 1999, the Company has received gross proceeds from the offering of $79,500. The lack of sales of that offering would negatively impact the Company's ability to successfully continue operations.

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

For the three months ended September 30, 1999, the Company received $36,634 of a loan to related party and made a loan of $20,834 to an
officer.   As a result, the Company had net cash provided by investing activities of $15,800 for the three months ended September 30, 1999.

The Company did not have any investing activities for the three months ended September 30, 1998.

For the three months ended September 30, 1999, the Company received proceeds from common stock subscriptions of $79,500 and repaid $29,650
of related party loans.   As a result, the Company net cash provided by
financing activities of $49,850 for the three months ended September
30, 1999.


For the three months ended September 30, 1998, the Company repaid $552 of long-term debt, received proceeds from the sale of common stock of
$15,000.   Additionally, the Company had an increase in deferred
offering costs of $5,370, repaid notes payable of $9,315 and received
advances from a related party of $2,950.   As a result, the Company had
net cash provided by financing activities of $2,713 for the three months ended September 30, 1998.

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

Results of Operations.    For the three months ended September 30,
1999, the Company had revenues from sales of $0.00 and cost of sales of
$0.00.    For the three months ended September 30, 1999, the Company
had a net loss of $(35,770).   General and administrative expenses were
$35,770 for the three months ended September 30, 1999, which consisted primarily of profession fees of $6,500, office expense of $19,138, rent of $4,621 , depreciation of $322, travel of $2,000 and other expenses of $3,189.

For the three months ended September 30, 1998, the Company revenues
from sales of $38,134.   The cost of goods sold for that same period
was $35,597.  For the three months ended September 30, 1998, the
Company had a net loss of $(33,508).   General and administrative
expenses were $36,045 for the three months ended September 30, 1998, which consisted primarily of professional fees of $14,340, office expense of $8,692, rent of $2,986, depreciation of $1,104, travel of $4,935 and other expenses of $3,988.

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


November 2, 1999