Form 10QSB
period 1999-12-31
MAKEPEACE CAPITAL CORP
filed 2000-02-14
CIK 1069211

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended December 31, 1999

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

                3,617,000 Shares of Common Stock ($.001 par value)
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

                         PART I

Item 1. Financial Statements:

Makepeace Capital Corp.

                      Balance Sheets


                                                          December 31, 1999

                          ASSETS                            (Unaudited)
Current assets:

  Cash                                                      $       47,047

  Accounts receivable, officer                                      25,529
  Accounts receivable, related party                                   600
                                                             -------------
      Total current assets                                          73,176

Property and equipment, at cost, net of
  accumulated depreciation of $3,297                                 3,574

Deferred offering costs                                              5,370
Deposits                                                             5,600
Organization costs, net of amortization of $817                        934
                                                              $     88,654
                                                              ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                            $      4,028
  Accounts payable                                                   1,961
  Loan payable - related party                                      71,294
                                                               -----------
      Total current liabilities                                     77,283


Stockholders' equity:
 Preferred stock, $.001 par value
 20,000,000 shares authorized                                           -

 Common stock, $.001 par value,
 100,000,000 shares authorized,
  10,000 and 3,617,000 shares
  issued and outstanding, respectively                               3,617
 Additional paid in capital                                        337,383
 Subscriptions to common stock                                       8,500
 Accumulated deficit                                              (338,129)
                                                                ----------
                                                                    11,371
                                                                ----------
                                                               $    88,654
                                                               ===========

     See accompanying notes to financial statements.

      Makepeace Capital Corp.

      Statements of Operations


                                         Three Months Ended          Six Months Ended

                                     December 31,  December 31,  December 31,  December 31,
                                         1999          1998          1999          1998
                                     (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Sales                                $     -       $   19,869    $    -         $   58,003
Cost of sales                              -           10,499         -             46,096
                                     ----------    ----------    ---------      ----------
Gross profit                               -            9,370         -             11,907

Other costs and expenses:
 General and administrative              51,866        31,172       87,636          67,217
                                     ----------    ----------    ---------      ----------
(Loss) from operations                  (51,866)      (21,802)     (87,636)        (55,310)

Other income and (expense):
 Interest income                              2           183            4             580
 Loss on asset disposition                 -             (407)        -               (742)
 Interest expense                          -             (224)        -               (162)
                                     ----------    ----------    ---------      ----------
                                              2          (448)           4            (324)
                                     ----------    ----------    ---------      ----------


(Loss) before income taxes              (51,864)      (22,250)     (87,632)        (55,634)

Provision for income taxes                    -             -            -               -

                                     ----------    ----------    ---------      ----------

  Net (loss)                         $  (51,864)   $  (22,250)   $ (87,632)      $ (55,634)
                                     ==========    ==========    =========       =========
Per share data
 Basic and diluted loss per share    $    (0.01)  $     (0.01)  $   (0.02)      $   (0.02)
                                     ==========   ===========   =========       =========
 Weighted average shares outstanding   3,603,000     3,575,000   3,589,000      2,970,000
                                     ===========  ============  ==========      =========


See accompanying notes to financial statements.

             Makepeace Capital Corp.

            Statements of Cash Flows

                                                    Six Months     Three Months

                                                      Ended           Ended

                                                   December 31,    December 31,
                                                       1999            1998
                                                   (Unaudited)     (Unaudited)
Net income (loss)                                   $  (87,632)     $  (55,472)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                           818           1,105
Changes in assets and liabilities:
    (Decrease) increase in other assets                   -               (513)
    Increase (decrease) in accounts payable                  1            -
                                                     ---------       ---------
       Total adjustments                                   819             592
                                                     ---------       ---------
  Net cash (used in)
   operating activities                                (86,813)        (54,880)

Cash flows from investing activities:
   Repayment of loan to related party                   36,634            -
   Loan to officer                                     (25,529)           -
                                                     ---------       ---------
Net cash (used in) investing activities                 11,105            -
                                                     ---------       ---------

Cash flows from financing activities:
   Repayment of long-term debt                            -             (1,156)
   Proceeds from the sale of common stock              108,000          15,000
   Increase in deferred offering costs                    -             (5,870)
   Repayment of related party loans                    (29,650)           -
   Repayment of notes payable                             -               -
   Advances from related party                            -              9,053
                                                     ---------       ---------
  Net cash provided by
   financing activities                                 78,350          17,027
                                                     ---------       ---------

Increase (decrease) in cash                              2,642         (37,853)
Cash and cash equivalents,
 beginning of period                                    44,405          57,220
                                                     ---------       ---------
Cash and cash equivalents,
 end of period                                       $  47,047       $  19,367



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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended June 30, 1999.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the six months ended December 31, 1999, the Company received gross proceeds of $108,000 from the continued sale of common stock at
an offering price of $5 per share.   Additionally, the Company issued
42,000 shares of its commonstock in connection with the stock sales.

During the six months ended December 31, 1999, $36,634 of advances to a related party were repaid and the Company made $29,650 of advances to its president.

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

In addition, the outcome of the Company's current public offering for $3,750,000 is uncertain. During the six months ended December 31, 1999, the Company has received gross proceeds from the offering of
$108,000.   The lack of sales of that offering would negatively impact the Company's ability to successfully continue operations.

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

For the six months ended December 31, 1999, the Company received $36,634 of a loan to related party and made a loan of $25,529 to an
officer.   As a result, the Company had net cash provided by investing activities of $11,105 for the six months ended December 31, 1999.

The Company did not have any investing activities for the six months ended December 31, 1998.

For the six months ended December 31, 1999, the Company received proceeds from common stock subscriptions of $108,000 and repaid $29,650
of related party loans.   As a result, the Company net cash provided by
financing activities of $78,350 for the six months ended December 31, 1999.

For the six months ended December 31, 1998, the Company repaid $1,156 of long-term debt, received proceeds from the sale of common stock of
$15,000.   Additionally, the Company had an increase in deferred
offering costs of $5,870 and received advances from a related party of
$9,053.   As a result, the Company had net cash provided by financing activities of $17,027 for the six months ended December 31, 1998.

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

Results of Operations.    For the six months ended December 31, 1999,
the Company had revenues from sales of $0.00 and cost of sales of
$0.00.    For the six months ended December 31, 1999, the Company had a
net loss of $(87,632).   General and administrative expenses were
$51,866 for the six months ended December 31, 1999, which consisted primarily of profession fees of $21,750, office expense of $28,875, rent of $5,800, depreciation of $644, travel of $2,778, telephone of $959, consulting expense of $25,000 and other expenses of $1,826.

For the six months ended December 31, 1998, the Company revenues from
sales of $58,000.   The cost of goods sold for that same period was
$46,096.  For the six months ended December 31, 1998, the Company had a
net loss of $(55,634).   General and administrative expenses were
$67,217 for the six months ended December 31, 1998, which consisted primarily of professional fees of $17,540, office expense of $13,862, rent of $5,873, depreciation of $1,104, travel of $6,425, telephone of $6,227, consulting expense of $8,650 and other expenses of $7,536.

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


February 12, 2000