Form 10QSB
period 2000-03-31
MAKEPEACE CAPITAL CORP
filed 2000-05-15
CIK 1069211

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

PART I

Item 1. Financial Statements:


                Makepeace Capital Corp.
                     Balance Sheets

                                                         March 31, 2000
                         ASSETS                           (Unaudited)
Current assets:
  Cash                                                   $      14,088
  Accounts receivable, officer                                  32,745
  Accounts receivable, related party                               600
                                                         -------------
      Total current assets                                      47,433

Property and equipment, at cost, net of
  accumulated depreciation of $3,619                             3,252

Available for sale securities                                  100,000
Deferred offering costs                                          5,370
Deposits                                                         5,600
Organization costs, net of amortization of $817                    934
                                                          ------------
                                                         $     162,589
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                       $       4,028
  Accounts payable                                               1,961
  Loan payable - related party                                  71,294
                                                           -----------
      Total current liabilities                                 77,283


Stockholders' equity:
 Preferred stock, $.001 par value
 20,000,000 shares authorized                             -

 Common stock, $.001 par value,
 100,000,000 shares authorized,
  10,000 and 3,575,000 shares
  issued and outstanding, respectively                            3,677
 Additional paid in capital                                     413,323
 Subscriptions to common stock                                   28,500
 Accumulated deficit                                           (360,194)
                                                                 85,306
                                                           ------------
                                                         $      162,589


   See accompanying notes to financial statements.

      Makepeace Capital Corp.
      Statements of Operations

                                    Three Months Ended          Nine Months Ended
                                       March 31      March 31      March 31      March 31
                                         2000          1999          1999          1999
                                     (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Sales                                $      -      $  15,651     $      -    $    73,654
Cost of sales                               -         15,444            -         61,540
                                      ----------    --------      ----------   ---------
Gross profit                                -            207            -         12,114

Other costs and expenses:
 General and administrative               22,000      24,184         109,726      91,401
                                      ----------    --------      ----------   ---------
(Loss) from operations                   (22,000)    (23,977)       (109,726)    (79,287)

Other income and (expense):
 Interest income                              25          71              29         651
 Loss on asset disposition                  -            -               -          (742)
                                       ----------    --------      ----------   ---------
                                              25          71              29         (91)
                                    ----------    --------      ----------   ---------

(Loss) before income taxes               (22,065)     (23,906)       (109,697)   (79,378)
Provision for income taxes                  -            -               -          -
                                      ----------    --------      ----------   ---------

  Net (loss)                         $   (22,065)   $ (23,906)    $  (109,697)  $(79,378)

Per share data
 Basic and diluted loss per share    $      (.01)   $    (.01)    $      (.03)  $   (.03)

 Weighted average shares outstanding    3,637,200    3,575,000       3,604,622  3,171,667




See accompanying notes to financial statements.

             Makepeace Capital Corp.
            Statements of Cash Flows

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                    March 31,       March 31,
                                                       2000            1999
                                                   (Unaudited)     (Unaudited)
Net income (loss)                                   $ (109,697)     $   (79,378)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                         1,140            3,314
Changes in assets and liabilities:
    (Decrease) increase in other assets                   -                (542)
    Increase (decrease) in accounts payable                  1               (1)
                                                     ---------         --------
       Total adjustments                                 1,141            2,771
                                                      ---------         --------
  Net cash (used in)
   operating activities                               (108,556)         (76,607)

Cash flows from investing activities:
   Repayment of loan to related party                    36,634            -
   Purchase of marketable securities                   (100,000)           -
   Loan to officer                                      (32,745)           -
                                                      ---------         --------
Net cash (used in) investing activities                 (96,111)           -

Cash flows from financing activities:
   Repayment of long-term debt                             -             (1,570)
   Proceeds from the sale of common stock               204,000          15,000
   Increase in deferred offering costs                     -            (24,789)
   Repayment of related party loans                     (29,650)           -
   Advances from related party                             -             40,053
                                                       ---------         --------
  Net cash provided by
   financing activities                                 174,350           28,694
                                                      ---------         --------

Increase (decrease) in cash                             (30,317)          (47,913)
Cash and cash equivalents,
 beginning of period                                     44,405            57,220
                                                      ---------         --------
Cash and cash equivalents,
 end of period                                       $   14,088         $   9,307



See accompanying notes to financial statements.

Makepeace Capital Corp.
Notes to Financial Statements

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commissioon. Accordingly, they do notinclude all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended June 30, 1999.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the nine months ended March 31, 2000, the Company received gross proceeds of $204,000 from the continued sale of common stock at an offering price of $5 per share.

During the nine months ended March 31, 2000, $36,634 of advances to a related party were repaid and the Company made $32,745 of advances to its president.

During March 2000 the Company made an investment in common stock of Home Carivan.com, Inc., an Internet company. The company plans to have its stock become publically traded during the year 2000. The Company purchased an aggregate of 280,000 shares of the common stock for $100,000 in cash.

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

For the nine months ended March 31, 2000, the Company repaid a loan to a related party for $36,634 and purchased $100,000 of marketable
securities.   For the nine months ended March 31, 2000, the Company
also loaned $32,745 to an officer o the Company resulting in net cash used in investing activities of $96,111.

The Company had no investing activities in the nine months ended March
31, 1999.

For the nine months ended March 31, 2000, the Company received proceeds of $204,000 from the sale of its common stock and repaid
related party loans of $29,650.   As a result, the Company had net
cash provided by financing activities of $174,350 for the nine months ended March 31, 2000.

For the nine months ended March 31, 1999, the Company repaid long term debt of $1,570, received proceeds of $15,000 from the sale of its common stock and had an increase in deferred offering costs of
$24,789.   Additionally, for the nine months ended March 31, 1999, the
Company received advances from a related party of $40,053.   As a
result, the Company had net cash provided by financing activities of $28,694 for the nine months ended March 31, 1999.

The Company expects that the net proceeds from its recent Rule 504 offering, its recent public offering and the cash flow from future operations, if any, will be sufficient to allow the Company to meet the expected growth in demand for its products and services. However, there can be no assurance that sufficient capital will be raised or that future product sales will meet the Company's growth expectations. Should either of these fail to occur, the Company may elect to

   -   reduce the planned expansion of operations or
   - pursue other financing alternatives such as a rights offering, warrant exercise or borrowings.

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

Results of Operations.   For the nine months ended March 31, 2000, the
Company had no revenues.   For the nine months ended March 31, 2000,
the Company had a net loss of $109,697.   General and administrative
expenses were $109,726 for the nine months ended March 31, 2000, which consisted primarily of professional fees of $32,897, office expense of

$36,328, other expenses of $2023, rent of $7,618, telephone of 2,116, consulting expense of $25,000, depreciation of $966 and travel expense of $2,778.

For the nine months ended March 31, 1999, the Company had no revenues. For the nine months ended March 31, 1999, the Company had a net loss
of $91,401.   General and administrative expenses were $109,726 for
the nine months ended March 31, 2000, which consisted primarily of advertising of $6,740, professional fees of $21,416, office expense of $22,119, other expenses of $9,364, rent of $6,159, telephone of $7,013, consulting expense of $8,650, depreciation of $3,313 and travel expense of $6,607.

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


May 14, 2000