Form 10KSB
period 2000-06-30
MAKEPEACE CAPITAL CORP
filed 2000-08-16
CIK 1069211

                      FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 6/30/00
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to

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

Check whether Makepeace (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Makepeace was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__   No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Makepeace's revenues for its most recent fiscal year were $0.00. As of June 30, 2000, the market value of Makepeace's voting $.00l par value common stock held by non-affiliates of Makepeace was $677,709.

The number of shares outstanding of Company's only class of common stock, as of June 30, 2000 was 3,857,500 shares of its $.001 par value common stock.

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

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS - General

Makepeace was incorporated in the state of Texas on March 18, 1994
under the name of American/National Trucking, Inc.   On August 28,
1998, RC Capital, Inc., a Colorado corporation, was merged into the Company. Pursuant to the Articles of Merger, the name of Makepeace was
changed to Makepeace Capital Corp.   Prior to this acquisition,
Makepeace had no significant business activity.   At the time of the
merger, there were outstanding 3,500,000 Common Shares and 10,000
Series C Preferred Shares of Makepeace.   There were 1,000 Common
Shares of RC Capital, Inc. outstanding. These Common Shares were exchanged for 10,000 B Units in Makepeace.

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

Although not actively pursuing business at this time, Makepeace has been engaged in the sale and construction of home improvement contracts and the generation of commercial contracts for which Makepeace derives percentage overrides from wholesale warehouse material suppliers. Makepeace conducts the business through two divisions, American Better Homes and Commercial Exterior Consultants. Makepeace intends to become a sub-contractor specializing in the
application of siding, windows and vinyl fencing.    To facilitate its
business and maximize profits, Makepeace also intends to warehouse
home improvement products for sale to its customers.   The price range
of home improvement and construction contracts ranges from $8,000 to $1,500,000.

The country has been experiencing a change from historic methods of siding construction to vinyl and steel applications at the time of new construction as well as the improvement of existing single family
residences.   Makepeace intends to take advantage of the move toward
these applications by warehousing product and making the applications of these materials as contractor to the project.

Makepeace had a base of customers through which it has sold its products and applies home improvement products to new construction. Makepeace was also engaged in an aggressive lead generation program through trade organizations and direct consumer marketing campaigns. Makepeace marketed its services and products to the homeowner through
a staff of traveling salesmen.   Typically home improvement contracts
range from $8,000 to a high $25,000.

The business of each of the divisions is not seasonal to any significant extent.

Through its division, American Better Homes, Makepeace generated home improvement contracts which it then assigned to third party financial institutions such as First Plus Mortgage, Greentree Financial, Money Store and Beneficial Finance upon completion of the improvements to be
done under each contract for home improvement.   Makepeace is engaged
in the sale and installation of siding and related exterior home improvement products and generates potential customers through direct consumer marketing utilizing newspaper advertising, informational flyers delivered to the home or through the mails, direct consumer contact via telephone solicitation, and trade shows. Any customer showing an interest in the application of home improvement products on their home is immediately called and an appointment to see the
customer is made and assigned to a salesperson.   When a customer has
given approval for the application of home improvement product and signed a contract for the improvements desired, the customer's credit worthiness is checked and third party financing is arranged, if
needed.   The home improvement product which Makepeace has offered to customers is siding, windows, soffit, facia and related products to
install those major items.   Makepeace's customers would pay for the
installation of siding and related products in cash upon completion of
the work contracted for.   If the customer did not wish to pay for the
work performed out of personal funds, Makepeace would arrange for third party installment or revolving financing which the customer may secure with a mortgage on the property improved. In credit arrangements through lending institutions, Makepeace does not assume any credit risk and receives the full amount of contract price without
recourse.   Each customer who enters into a credit arrangement with a
third party installment lending institution is required to deliver to Makepeace a financing statement and a mortgage on the property to be
improved in order to secure the contract price.   All such financing
statements and mortgages are assigned by Makepeace to the lending
institution.   The lending institution furnishing such financing
approves the customer's credit in advance of the job being started and remits the full amount of the contract price to Makepeace upon
completion of the work to be performed.   This retail home improvement
activity generates mortgages, most of which are second mortgages, to secure borrowings to pay for the application of home improvement
products on single family residences.   Mortgages are graded according
to the property owner's credit with prime mortgages being comprised of those with top credit and sub-prime being comprised of those with less than perfect credit.

Each home improvement job is accounted for by cost analysis and revenue produced.

To date, this division has completed 14 projects, all home improvements and has received a total of $149,115 in revenue.
Makepeace did not receive any revenue for the year ended June 30, 2000.

Upon payment to Makepeace of the amount agreed upon to perform the installation of home improvement products, all costs of each job are
deducted with the remainder as profit to Makepeace.   Profits on home
improvement jobs range between 25% to 30%.

Through its division, Commercial Exterior Consultants, Makepeace generated commercial home improvement jobs and earns revenues and fees through the introduction of the contractor to the wholesale home
improvement material supplier.   Commercial Jobs are generally of a
larger nature such as a new home construction project involving the construction of numerous homes simultaneously or large building
construction such as an office complex or business building.   The
supplier of material is generally a wholesale warehouse selling to
dealers and retail customers.   Each contractor has its own available
employees to build the project or the contractor may sub-contract the work to be completed to entities or persons not in the employ of the
contractor.   To date, from August of 1997, this division has
delivered orders for approximately $476,000 in material and $1,428,000 in home improvement applied products generating 15% to 20% to
contractor clients.   Makepeace earned a percentage override of 5% on
material shipments.   This division has completed ten projects and
generated revenues from overrides of $13,800.

Makepeace generated commercial jobs through trade organizations, trade shows and publications which list major commercial projects about to
be undertaken and invite bids for the project.   Makepeace regularly
submitted bids on behalf of its client contractors and aided in securing jobs for those entities.

Makepeace plans on being a sub-contractor specializing in the application of siding, windows and vinyl fencing and shall bid on jobs for its own account thereby permitting Makepeace to expand its
revenues and profit potential.   As sub-contractor, Makepeace shall
perform the work, scheduling all of the material that may be needed and securing any interim financing which may be needed. This activity may produce profits for Makepeace of 15% to 20% after completion of
the work to be performed.   Commercial construction mostly falls in
the range of $200,000 to $1,500,000 per job.

Makepeace plans to grow through a variety of mechanisms including but not limited to direct marketing utilizing newspaper advertising, informational flyers delivered to the customer in the office, home or through the mails, direct consumer contact via telephone solicitation, and trade shows.

Makepeace intends to market its services nationwide.

Employees. Makepeace has one full time and no part time employees.

Makepeace employs the services of sub-contractors to apply the home improvement products and purchases its products from wholesale warehouse material suppliers.

Government Regulations.   At the present time, there are no pervasive
regulations of Makepeace's business other than local licensing requirements for each job.

Makepeace will, as operations demand, sub-contract the balance of its personnel through independent contractors or hire additional employees.

Competition.   There is significant competition in the construction
industry.   Makepeace competes with established companies and other
entities (many of which possess substantially greater resources than
Makepeace).   Almost all of the companies with which Makepeace
competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than Makepeace now has, or will have in
the foreseeable future.   It is also likely that other competitors
will emerge in the near future.   There is no assurance that Makepeace
will continue to compete successfully with other established
construction companies.   Makepeace shall compete on the basis of
price. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

ITEM 2.  PROPERTIES.

Makepeace's principal offices are located at 1660 South Albion
Street, #723, Denver, Colorado 80222.   Its telephone number at such
address is (303) 753-6512.   These offices consist of 404 square feet
on a month to month lease with a lease payment of $491.08 per month.

ITEM 3.    LEGAL PROCEEDINGS.

Makepeace is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended June 30, 2000, no matters were submitted to a vote of Makepeace's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. Beginning in the first quarter of 2000, Makepeace's common stock has been quoted on the OTC Bulletin Board.

Quarter Ended                    High Bid              Low Bid

March 31, 2000                    $5.50                 $1.50
June 30, 2000                     $2.25                 $0.375

Holders.     The approximate number of holders of record of the
Company's $.001 par value Common Stock, as of June 30, 2000, was
2,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. Demand for Makepeace's services will be dependent on, among other things, general economic conditions which are cyclical in nature. Inasmuch as a major portion of Makepeace's activities has been the sale and construction of home improvement contracts and the generation of commercial contracts for which Makepeace derives percentage overrides from wholesale warehouse material suppliers, Makepeace's business operations may be adversely affected by Makepeace's competitors and prolonged recessionary periods.

Capital and Source of Liquidity. Makepeace currently has no material commitments for capital expenditures.

Makepeace expects that the net proceeds from the recent public For the year ended June 30, 2000, Makepeace received proceeds from the sale of its common stock of $225,500 and proceeds from common stock
subscriptions of $28,500.   Additionally, Makepeace received related
party advances of $35,422 and repaid related party advances of $48,250
for the year ended June 30, 2000.   As a result, Makepeace had net
cash provided by financing activities of $241,172 for the year ended June 30, 2000.

For the year ended June 30, 1999, Makepeace received proceeds from the sale of common stock of $15,000 and proceeds from common stock
subscriptions of $110,500.   For that same period, Makepeace had an
increase in deferred offering costs of $5,370 and a repayment of notes payable of $1,570. Makepeace received advances from related party of $33,853 for the year ended June 30, 1999. As a result, Makepeace had net cash provided by financing activities of $152,413 for the year ended June 30, 1999.

For the years ended June 30, 2000 and 1999, Makepeace did not pursue any investing activities.

offering and the cash flow from future operations, if any, will be sufficient to allow Makepeace to meet the expected growth in demand for its products and services. However, there can be no assurance that future product sales will meet Makepeace's growth expectations. Should sales should fail to occur, Makepeace may elect to (i) reduce the planned expansion of operations or (ii) pursue other financing alternatives such as a rights offering, warrant exercise or borrowings or (iii) pursue other business opportunities. Implementation of the foregoing options could delay or diminish Makepeace's planned growth and adversely affect its profitability.

Management is of the opinion that it will need to seek further capital to meet its cash requirements for moderate growth in the year ahead.

On a long term basis, liquidity is dependent on increased revenues from operations, additional infusions of capital and debt financing. Makepeace believes that additional capital and debt financing in the short term will allow Makepeace to commence its marketing and sales efforts and thereafter result in revenue and greater liquidity in the long term. However, there can be no assurance that Makepeace will be able to obtain additional equity or debt financing in the future, if at all.

During the year ended June 30, 2000, Makepeace invested $125,000 in cash in the common stock of Homecaravan.com, Inc., a private company that provides real estate related services to the public through a web
site.   Makepeace purchased 200,000 shares of common stock of Home which constitutes less than 5% of the total common stock issued by
Home.   Home is conducting a private sale of its common stock and is planning to initiate the process of becoming a public company within
one year.   There is no public market for Home's common stock

Results of Operations.    For the year ended June 30, 2000, Makepeace
did not receive any revenues from sales.   For the year ended June 30,
2000, Makepeace had a net loss of $(223,682).   General and
administrative expenses were $223,758 for the year ended June 30, 1999, which consisted primarily of employee compensation of $38,849, advertising of $150, consulting expense of $67,500, travel expense of $5,908, professional fees of $27,698, stock transfer fees of $14,754, rent of $11,366, depreciation and amortization of $1,746, commissions of $7,300, telephone expense of $3,672 and other office expenses of $44,815.

 .    For the year ended June 30, 1999, Makepeace received revenues
from sales of $77,590.   The cost of sales for that same
period was $59,450.    For the year ended June 30, 1999, Makepeace
had a net loss of $(172,640).   General and administrative expenses
were $185,231 for the year ended June 30, 1999, which consisted primarily of legal expenses of 27,918, office expense of $26,807, rent of $11,423, telephone of $8,261, accounting expense of $10,968, salaries of $10,800, advertising of $6,741, offering expenses of $54,877 and miscellaneous expense of $27,436

Plan of Operation.   Makepeace, over the next twelve months intends
to operate as a specialty contractor in the management of the construction of commercial properties and retail home improvement
contracts for eventual sale to permanent financing.   Makepeace
anticipates the need for further funds.   Makepeace may pursue
additional capital from borrowings, rights offerings or warrant
exercise.   Makepeace has no need of product research and
development.   Management possesses the experience to implement its
business plan.   No significant equipment purchases are planned over
the next twelve months other than two trucks to deliver materials to job sites.

Makepeace shall seek to maintain low operating expenses while trying to expand operations and increase operating revenues. Makepeace is
focusing on maintaining a low cost administrative approach.   However,
increased marketing expenses will probably occur in future periods as Makepeace attempts to further increase its marketing and sales efforts.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF MAKEPEACE

Identification of Directors and Executive Officers of Makepeace.
The names, addresses and positions of the present directors and officers of Makepeace are set forth below:


Name and Address                   Age                Position

W. Ross C. Corace       President, Treasurer           July 27, 1998
 age 57                      Director

Samuel C. Cummings       Senior Vice President         July 27, 1998
 age 46                     Secretary, Director

Robert L. Fedelleck          Director                  July 27, 1998
  age 54

W. Ross C. Corace has been President, Treasurer and a Director of
Makepeace Capital Corp. since July 27, 1998.   Mr. Corace was
President, Treasurer and a Director of RC Capital, Inc., a construction products company, from July 22, 1997 until it was merged
into Makepeace in August, 1998.   Mr. Corace was President of Foxmoor
Industries, Ltd., a publicly held corporation in the business of purchasing and selling home improvement contracts from December 14, 1981 until it was purchased by General Pacific Corp. in June, 1997. Mr. Corace was President of Commodity Resources, Inc., a publicly held corporation in the heating business, from September 7, 1977 until completion of its merger with Tri-Valley Oil and Gas Company in July
1981.   From 1994 to present, Mr. Corace has served as President of
Meadow Run Farm, Inc., a privately held forest products company. From 1974 to present, Mr. Corace has served as President of Medusa Management Corp., a privately held investment company. Mr. Corace received a BBA degree in Business Administration from Ohio University in 1963.

Samuel C. Cummings has been Senior Vice President, Secretary and a
Director of Makepeace Capital Corp. since July 27, 1998.   Mr.
Cummings was Senior Vice President, Secretary and a Director of RC Capital, Inc., a construction products company, from July 22, 1997 until it was merged into Makepeace in August, 1998. Mr. Cummings was General Manager for America's Siding Wholesale, a home improvement
products wholesaler, from March 1997 to June 1997.   Mr. Cummings was
territory manager for Kaycan Building Products, a manufacturer of
vinyl siding from September 1996 to March 1997.   Mr. Cummings was
general manager for J.E.H. Enterprises, a home improvement products wholesaler from August 1994 to June 1997. Mr. Cummings was factory sales representative for Heartland Building products, a manufacturer
of vinyl siding, from January 1993 to June 1994.   Mr. Cummings
attended San Antonio College with a major in Business Administration.

Robert L. Fedelleck.   Mr. Fedelleck has been a Director of Makepeace
Capital Corp. since July 27, 1998. Mr. Fedelleck was a Director of RC Capital, Inc., a construction products company, from January 2, 1998
until it was merged into Makepeace in July, 1998.   From May of 1998
to present, Mr. Fedelleck has been vice-president of Professional Siding, Inc., a Denver based commercial siding and window company. From 1971 to May, 1998, Mr. Fedelleck was President and sole owner of Three Crowns Distributing, Inc., a Denver based retail home
improvement siding and window company.   Mr. Fedelleck received his
high school diploma from Central High School in Grand Junction, Colorado.

                                    SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                       Annual Compensation                             Awards                 Payouts

(a)                    (b)              (c)        (d)        (e)        (f)          (g)       (h)        (i)
                                                             Other                                         All
Name                                                         Annual   Restricted                LTIP      Other
and                                                          Compen-    Stock       Options/    Pay-     Compen-
Principal                              Salary     Bonus      sation     Awards       SARs       Outs     sation
Position(1)            Year             ($)        ($)        ($)        ($)          ($)       ($)        ($)
W. Ross C. Corace      2000               -         -          -          -            -          -        -
                       1999               -         -          -          -            -          -        -
President/CEO          1998               -         -          -          -            -          -        -

Samuel C. Cummings     2000               -                 $38,849      -             -          -        -
                       1999               -         -       $10,800       -            -          -        -
Secretary              1998            $52,000      -          -          -            -          -        -

Board of Directors Compensation. Members of the Board of Directors will receive $500 per meeting if said Directors are not separately compensated by Makepeace and will be required to attend a minimum of four meetings per fiscal year. All expenses for meeting attendance or out of pocket expenses connected directly with their Board representation will be reimbursed by the Company. Director liability insurance may be provided to all members of the Board of Directors. Makepeace has not yet obtained such insurance and does not have any
specifics for available cost and coverage.   Makepeace does not have a
specific time frame to obtain the insurance.   No differentiation
is made in the compensation of "outside directors" and those officers of the Company serving in that capacity.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following tables list Makepeace's stockholders who, to the best of Makepeace's knowledge, own of record or, to Makepeace's knowledge, beneficially, more than 5% of Makepeace's outstanding Common Stock; the total number of shares of Makepeace's Common Stock beneficially owned by each Director; and the total number of shares of Makepeace's Common Stock beneficially owned by the Directors and elected officers of Makepeace, as a group.

Shareholdings

                                                        Percentage of
                                Number & Class           Outstanding
Name and Address                   of Shares            Common Shares


W. Ross C Corace                      100,000                 2.58%
1570 S. York Street                 3,118,796(2)             80.85%
Denver, Colorado 80210                10,000(3)                .26%
                                     446,572(3)                 (3)
                                      50,000(4)              1.30%
                                      50,000(4)                 (4)

Geneva A. Corace(2)(3)                10,000(3)                .26%
1570 S. York Street                3,118,796(2)              80,85%
Denver, Colorado 80210               100,000(2)               2.58%
                                     446,572(2)                 (2)

Samuel C. Cummings                    25,000                   .65%
2040 S. Oneida Street
Suite 100
Denver, Colorado 80224

Robert L. Fedelleck                   20,000                   .52%
318 S. 24th Avenue
Brighton, Colorado 80601

Gencorp Enterprises, Inc.(3)       3,118,796(2)              80.85%
1660 South Albion Street, #723
Denver, Colorado 80222

Meadow Run Farm, Inc.                 50,000(1)               1.30%

All Officers and Directors
as a Group (3 persons)             3,273,796                  84.87%


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

 (2) Gencorp Enterprises, Inc. is controlled by Geneva A. Corace, wife of W. Ross C. Corace, Makepeace's President. As a result, Mr. Corace and Geneva A. Corace would be deemed to be the beneficial owners of these Common Shares.The shares underlying the A Warrants are exercisable within 60 days and are deemed beneficially owned by their
holder.   Assuming all of the 446,572 B Warrants and 446,572 C
Warrants owned by Gencorp Enterprises, Inc. were exercised, Gencorp Enterprises, Inc. would directly own 4,011,940 Common Shares (43.93%). Geneva A. Corace and W. Ross C. Corace would indirectly and directly own a total of 4,121,940 Common Shares or .44.13% of the then outstanding 9,132,500 Common Shares assuming all A, B and C Warrants were exercised.

(3) Geneva A. Corace is wife of W. Ross C. Corace, Makepeace's president. As a result, Mr. Corace would be deemed to be the beneficial owner of these Common Shares. The shares underlying the A Warrants are exercisable within 60 days and are deemed beneficially
owned by their holder.   Assuming all of the 10,000 A Warrants owned
by Geneva A. Corace were exercised, Geneva A. Corace and W. Ross C. Corace would indirectly and directly own a total of 4,171,940 Common Shares or .45.68% of the then outstanding 9,132,500 Common Shares assuming all A, B and C Warrants were exercised.

(4) Meadow Run Farms, Inc. is controlled by W. Ross. C. Corace, the
Company's president.   As a result, Mr. Corace would be deemed to be
the beneficial owner of 50,000 Common Shares and 50,000 A Warrants
held by Meadow Run Farms, Inc.   Assuming all of the 50,000 A Warrants
were exercised W. Ross C. Corace would indirectly and directly own a total of 4,171,940 or 45.68% of the then outstanding 9,132,500 Common Shares assuming all A, B and C Warrants were exercised

There are currently 1,475,000 A Warrants outstanding. The following tabulates holdings of A Warrants of Makepeace by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by Management to own beneficially more than 5.0% of the A Warrants and, in addition, by all directors and officers of Makepeace individually and as a group.

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



(1) Gencorp Enterprises, Inc. is controlled by Geneva A. Corace, wife of W. Ross C. Corace, Makepeace's President. As a result, Mr. Corace and Geneva A. Corace would be deemed to be the beneficial owners of these A Warrants.

 (2) Geneva A. Corace is the wife of W. Ross C. Corace, Makepeace's president. As a result, Mr. Corace would be deemed to be the beneficial owner of the A Warrants.

(3)Meadow Run Farms, Inc. is controlled by W. Ross. C. Corace, the
Company's president.   As a result, Mr. Corace would be deemed to be
the beneficial owner of the A Warrants.

(4)Lorain and American have common officer and director and would be deemed a "group" as used in Item 403 of Regulation SB of the Securities Act of 1933.

B WARRANT HOLDINGS
-------------------

There are currently 1,400,000 B Warrants outstanding. The following tabulates holdings of B Warrants of Makepeace by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by Management to own beneficially more than 5.0% of the B Warrants and, in addition, by all directors and officers of Makepeace individually and as a group.


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

(1) Geneva A. Corace is wife of W. Ross C. Corace, Makepeace's president. As a result, Mr. Corace would be deemed to be the beneficial owner of the B Warrants.

 (2) Gencorp Enterprises, Inc. is controlled by Geneva A. Corace, wife of W. Ross C. Corace, Makepeace's President. As a result, Mr. Corace and Geneva A. Corace would be deemed to be the beneficial owners of these B Warrants.

(3)Lorain and American have common officer and director and would be deemed a "group" as used in Item 403 of Regulation SB of the Securities
Act of 1933.


C WARRANT HOLDINGS
-------------------

There are currently 1,400,000 C Warrants outstanding. The following tabulates holdings of C Warrants of Makepeace by each person who, subject to the above, at the date of this Memorandum, holds of record or is known by Management to own beneficially more than 5.0% of the C Warrants and, in addition, by all directors and officers of Makepeace individually and as a group.



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



(1) Gencorp Enterprises, Inc. is controlled by Geneva A. Corace, wife of W. Ross C. Corace, Makepeace's President. As a result, Mr. Corace and Geneva A. Corace would be deemed to be the beneficial owners of these C Warrants.

(2) Geneva A. Corace is wife of W. Ross C. Corace, Makepeace's president. As a result, Mr. Corace would be deemed to be the beneficial owner of the C Warrants.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Merger with RC Capital, Inc. On August 28, 1998, RC Capital, Inc., a
Colorado corporation was merged into Makepeace.   Prior to this
acquisition, Makepeace had no significant business activity.   At the
time of the merger, there were 1,000 Common Shares of RC Capital, Inc. outstanding held by Geneva A. Corace, wife of the current Company's president. These Common Shares were exchanged for 10,000 B Units in
Makepeace.   Just prior to the merger, Gencorp Enterprises, Inc.
purchased 3,200,000 Common Shares and 10,000 Preferred Shares of the Company or 91.43% of the outstanding common stock from its principal shareholder, Associates Consulting Group for $30,000. Mr. W. Ross C. Corace is not an officer or director or principal shareholder of
Gencorp Enterprises, Inc.   At the time the change of control and
subsequent merger were originally negotiated, there was not any relationship between Makepeace (or its management or principal security holders) and RC Capital, Inc. (or its management or principal security holders).

Preferred Shares retired.   In August 1998, Gencorp Enterprises, Inc.,
a company controlled by Geneva A. Corace, wife of W. Ross C. Corace, agreed to return 10,000 Series C Preferred Shares to the treasury of
Makepeace.   These Preferred Shares represented the right to vote 50%
of all shares in a vote of directors. This was based on a business decision of Gencorp Enterprises, Inc. that it already had control and wanted to simplify the outstanding capital structure of Makepeace. These 10,000 Series C Preferred Shares have been canceled on the books and records of Makepeace.

During the year ended June 30, 1998, Makepeace received gross cash working capital advances from W. Ross C. Corace, its president amounting to $41,612 and made cash repayments of the advances
aggregating $28,346.   The balance of the advances at June 30, 1998
amounted to $13,266 During the year ended June 30, 1999, W. Ross C. Corace advanced an additional $4,200 to Makepeace and arranged for a net offset of $2,000 of advances to entities under his control to
reduce the balance of the outstanding officer loans.   These advances
were used for commissions to salesmen who sold retail home improvement
products and miscellaneous expenses.   Additionally, during 1999, Mr.
Corace received repayments of cash advanced and additional advances
aggregating $22,700.   The net balance due from the officer at June
30, 1999 amounted to $7,234 and is expected to be offset against
salary due to the officer during the year ended June 30, 2000.   These
advances were used for commissions to salesmen who sold retail home improvement products ($41,201) and miscellaneous expenses ($411).

During the year ended June 30, 2000, Ross Corace advanced an additional $71,456 to Makepeace and arranged for a net offset of $18,000 of advances to entities under his control to reduce the
balance of the outstanding officer loans.   Additionally, during 2000,
the officer received repayments of cash advanced aggregating $59,034 and consulting fees aggregating $25,000 were accrued in favor of the
officer.   The net balance due from the officer at June 30, 2000
amount to $1,812.

During the year ended June 30, 1998, Makepeace received gross cash working capital advances from Meadow Run Farm, Inc., an entity controlled by Makepeace's president, amounting to $155,591. These advances were used for general and administrative expenses consisting of advertising ($40,432), product liability, workmen's compensation and office insurance ($2,424), legal $(19,585), office expense ($10,934), rent ($17,004), telephone( $411) and cash repayments of advances to its president, W. Ross C. Corace ($37,346) leaving a balance of $57,220 as cash in the bank.

During the year ended June 30, 1999, $100,000 of these advances was converted to stockholders' equity in connection with the re-capitalization with American/National Trucking, Inc., an inactive
Texas corporation.   Makepeace received additional cash advances from
the entity aggregating $52,853 and $7,500 was offset to reduce officer loans during 1999.

Makepeace made cash repayments of $7,250 to the entity and $18,000 was offset to reduce officer loans during 2000.

Additionally, during the year ended June 30, 1998, Makepeace made a $9,000 cash advance to Medusa Management, an entity controlled by the Company's president. The $9,000 balance of the uncollateralized advance has been offset from loan payable - officers.

Joint Venture Agreement with Officer and Director.   On August 7,
1997, RC Capital entered into a joint venture agreement with Sam Cummings, an officer and director of Makepeace. Pursuant to the agreement, Mr. Cummings provides services relating to the home improvement business and application of siding. The agreement may be
terminated at any time upon mutual agreement of the parties.   RC
Capital agreed to fund its division, Commercial Exterior Consultants, with $25,000 in consideration of duties to be perform by Mr. Cummings. Said investment of $25,000 plus any additional investment entitles RC Capital to the direct payment of 50% of profits of its division,
Commercial Exterior Consultants, excluding Mr. Cummings salary.   Any
capital contributed in excess of $25,000 is to be returned before distribution of profits. Mr. Cummings and Makepeace have verbally agreed to terminate the agreement upon the conclusion of the primary offering and execute a three year employment contract with Mr.
Cummings.   At this point, Makepeace will receive 100% of any profits
generated from its division, Commercial Exterior Consultants.

Independent Contractor Agreement.   On May 1, 1998, Commercial
Exterior Consultants, Sam Cummings and U.S. Building Supply, Inc.
entered into an independent contractor agreement.    Mr. Cummings is
an officer and director of Makepeace.   Pursuant to the agreement, Mr.
Cummings works as a consultant in the aiding and assisting in the bidding and procurement of the sale of building materials, windows and related products, to contractors, builders and remodelers,
specifically, but not limited to large building projects.   Mr.
Cummings works an average of 20 hours per week pursuant to this agreement. The term of the agreement commenced May 1, 1998 and ends on May 1, 1999. A term of an additional year may be mutually agreed
to by the parties.   U.S. Building Supply, Inc. paid Commercial
Exterior Consultants a $4,000 retainer and pays 5% of any and all collected gross sales that maintain a minimum of 15% gross profits or more. Commercial Exterior Consultants is charged back for any gross sales not collected by the Company in a reasonable amount of time.

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

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Makepeace Capital, Inc.


We have audited the balance sheet of Makepeace Capital, Inc. as of June 30, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Makepeace Capital, Inc. as of June 30, 2000, and the results of its operations and cash flows for years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.




                       James E. Scheifley & Associates, P.C.
                          Certified Public Accountants

Denver, Colorado
August 10, 2000

                Makepeace Capital Corp.
                     Balance Sheet

                                                         June 30, 2000
                         ASSETS
Current assets:
  Cash                                                   $       19,473
  Accounts receivable, related party                              1,812
                                                          -------------
      Total current assets                                       21,285

Property and equipment, at cost, net of
  accumulated depreciation of $4,048                              2,822

Available for sale securities                                   125,000
Deposits                                                          5,600
Organization costs, net of amortization of $642                     759
                                                           ------------
                                                          $     155,466
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $      19,322
  Loan payable - related party                                   52,694
                                                           -------------
      Total current liabilities                                  72,016


Stockholders' equity:
 Preferred stock, $.001 par value
 20,000,000 shares authorized                                       -

 Common stock, $.001 par value,
 100,000,000 shares authorized,
  10,000 and 3,857,500 shares
  issued and outstanding, respectively                             3,857
 Additional paid in capital                                      525,273
 Subscriptions to common stock                                    28,500
 Accumulated deficit                                            (474,180)
                                                           -------------
                                                                  83,450
                                                           -------------
                                                           $     155,466




   See accompanying notes to financial statements.

       Makepeace Capital Corp.
       Statements of Operations

                                        Year Ended    Year Ended
                                         June 30,      June 30,
                                           2000          1999

Sales                                  $     -        $   77,590
Cost of sales                                -            59,450
                                        ---------      ---------
Gross profit                                 -            18,140

Other costs and expenses:
 General and administrative               223,758        185,231
                                        ---------       --------
(Loss) from operations                   (223,758)      (167,091)

Other income and (expense):
 Interest income                               76            658
 Loss on asset disposition                   -            (5,465)
 Interest expense                            -              (742)
                                         ---------       --------
                                               76         (5,549)

(Loss) before income taxes               (223,682)      (172,640)
Provision for income taxes                   -              -
                                         --------       --------

  Net (loss)                           $ (223,682)     $(172,640)

Per share data
 Basic and diluted loss per share      $     (.06)     $    (.05)

 Weighted average shares outstanding     3,665,983      3,564,167



See accompanying notes to financial statements.

       Makepeace Capital Corp.
Statement of Changes in Stockholders' Equity
For the Years Ended June 30, 2000 and 1999

                                                                 Additional     Common
                                          Common Stock             Paid-in       Stock     Accumulated
                                         Shares       Amount       Capital    Subscribed    (Deficit)      Total
Balance, June 30, 1998                  3,510,000    $   3,510   $  (2,510)   $     -      $  (77,858)   $  (76,858)


Conversion of notes payable                 7,500            8      14,992          -            -           15,000

Conversion of related party notes          50,000           50      99,950          -            -          100,000

Common stock sold for cash                  7,500            7      14,993          -            -           15,000

Common stock subscribed for cash             -             -          -          110,500         -          110,500

Net (loss) for the year                      -             -          -                      (172,640)     (172,640)
                                       ----------     ---------   --------     ---------   ----------     ---------
Balance, June 30, 1999                  3,575,000         3,575    127,425       110,500     (250,498)       (8,998)

Common stock issued for services           45,000            45     67,455          -            -           67,500

Common stock sold for cash                215,400           215    225,285          -            -          225,500
 (Less) expenses of offering                 -                      (5,370)         -            -           (5,370)

Common stock subscribed for cash             -             -          -           28,500         -           28,500

Issuance of subscribed shares              22,100            22    110,478      (110,500)        -             -

Net (loss) for the year                      -             -          -             -        (223,682)     (223,682)
                                       ----------     ---------   --------     ---------   ----------     ---------

Balance, June 30, 2000                  3,857,500     $   3,857  $ 525,273     $  28,500   $ (474,180)   $   83,450

See accompanying notes to financial statements.

            Makepeace Capital Corp.
             Statements of Cash Flows

                                                      Year Ended     Year Ended
                                                       June 30,       June 30,
                                                         2000           1999

Net income (loss)                                    $ (223,682)     $ (172,640)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                          1,745           4,768
   Loss on asset disposition                               -              5,465
   Common stock issued for services                      67,500            -
Changes in assets and liabilities:
    (Decrease) increase in other assets                    -               (600)
    (Increase) in available for sale securities        (125,000)           -
    Increase (decrease) in accounts payable              13,333           (2,221)
                                                      ---------        --------
       Total adjustments                                (42,422)          7,412
                                                      ---------        --------
  Net cash (used in)
   operating activities                                (266,104)       (165,228)


Cash flows from financing activities:
   Proceeds from the sale of common stock               225,500          15,000
   Proceeds from common stock  subscriptions             28,500         110,500
   Increase in deferred offering costs                     -             (5,370)
   Repayment of notes payable                              -             (1,570)
   Advances from related party                           35,422          33,853
   Repayment of related party advances                  (48,250)           -
                                                       --------        --------
  Net cash provided by
   financing activities                                 241,172         152,413

Increase (decrease) in cash                             (24,932)        (12,815)
Cash and cash equivalents,
 beginning of period                                     44,405          57,220
                                                       --------        --------
Cash and cash equivalents,
 end of period                                        $  19,473       $  44,405



 See accompanying notes to financial statements.

          Makepeace Capital Corp.
          Statements of Cash Flows

                                               Year Ended    Year Ended
                                                June 30,      June 30,
                                                  2000          1999
Supplemental cash flow information:
   Cash paid for interest                     $     -        $     742
   Cash paid for income taxes                 $     -        $    -




See accompanying notes to financial statements.

Makepeace Capital, Inc.
Notes to Financial Statements
June 30, 2000

Note 1. Organization and Summary of Significant Accounting Policies.

On August 28, 1998, RC Capital Inc., a Colorado corporation formed during July 1997, completed a merger with Makepeace Capital, Inc. (Makepeace) a Texas corporation formed on March 18, 1994 using the name American/National Trucking, Inc. Makepeace had no business activity prior to the merger. The merger has been accounted for as a recapitalization of RC Capital, Inc. and the foregoing financial statements represent the operations of RC Capital, Inc. since its inception. Makepeace is engaged in the business of the installation of commercial and residential window and siding products in the western United States. All share and per share information provided in the financial statements and accompanying footnotes have been restated to give effect to the recapitalization.


     Property, Plant and Equipment:
Property, plant and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method.
Estimated useful lives range from 3 to 5 years for furniture and fixtures and equipment.

     Revenue Recognition:
Revenue is recognized at the time the product is delivered or the service is performed.

     Intangible Assets:
Intangible assets consist of the costs of organizing Makepeace and such costs being amortized using the straight line method over a period of 5 years. Amortization expense amounted to $ 350 and $350 for the years ended June 30, 2000 and 1999, respectively.

Makepeace makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by Makepeace for the 2000 and 1999 fiscal years.

      Cash:
For purposes of the statement of cash flows, Makepeace considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

     Estimates:
The preparation of Makepeace's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

     Advertising costs:
Advertising costs are charged to operations when the advertising first takes place. Advertising costs charged to operations were $150 and $6,740 for the years ended June 30, 2000 and 1999, respectively.

     Fair value of financial instruments
Makepeace's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and payables and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject Makepeace to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. Although Makepeace had customers during the year ended June 30, 1998 which accounted for in excess of 10% of Makepeace's total revenue, such customers are not expected to utilize Makepeace's services on an ongoing basis. Makepeace does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

Note 2. Investment.

During the year ended June 30, 2000, Makepeace invested $125,000 in cash in the common stock of Homecaravan.com, Inc., (Home) a private company that provides real estate related services to the public through a web site. Makepeace purchased 200,000 shares of common stock of Home which constitutes less than 5% of the total common stock issued by Home. Home is conducting a private sale of its common stock and is planning to initiate the process of becoming a public company within one year.

There is no public market for Home's common stock and Makepeace is carrying its investment at cost. Makepeace has no knowledge of any events or circumstances that would lead it to believe that an impairment loss should be recorded with respect to this investment.


Note 3.  Property, Plant and Equipment.

Property, plant and equipment consists of the following at June 30, 2000:

Office furniture and equipment       $     6,870
                                     -----------
                                           6,870
Less accumulated depreciation             (4,048)
                                      ----------
            	                     $    2,822

Depreciation charged to operations was $1,396 and $4,418 for the years ended June 30, 2000 and 1999, respectively.

Note 4.  Deposits.

At June 30, 1998 Makepeace had $30,000 on deposit with its attorney as an earnest money deposit for a proposed acquisition of a public shell company known as American/National Trucking, Inc. (American) The shell company has had no significant activities to date. The deposit was fully refundable to Makepeace should the merger not be completed. On August 28, 1998 the merger with American, now known as Makepeace, was completed. In connection therewith, the $30,000 deposit was paid to the former shareholders of American for 3,500,000 shares (100%) of its issued and outstanding common stock.

The stock is held in the name of an entity controlled by Makepeace's president. The deposit has been reclassified to accounts receivable, related party and was repaid to Makepeace during the current fiscal year. The source of the funds used by Makepeace to make the deposit was from another entity controlled by Makepeace's president.


Note 5.  Stockholders' Equity.

During the year ended June 30, 1999 Makepeace issued 7,500 shares of its common stock for the conversion of notes payable and 50,000 additional shares for the conversion of a portion of related party loans. The conversion rate was $2.00 per share.

Additionally, during 1999, Makepeace sold 7,500 shares of its common stock to three unrelated investors for cash aggregating $15,000. The Company also initiated a public offering of its common stock during 1999 and as of June 30, 1999 has received gross proceeds from the offering of $110,000. During the year ended June 30, 2000, Makepeace received an additional $109,000 of gross proceeds from the offering and 1,700 of the shares remained unissued at June 30, 2000. The offering price of the common stock sold in the public offering was $5.00 per share. The offering consists of up to a maximum of 750,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at $5.00 per share. The warrants are exercisable for a four-year period. No warrants were exercised during any of the periods presented and warrants to purchase an aggregate of 43,800 shares of the common stock are outstanding at June 30, 2000. Makepeace incurred expenses of the offering of $5,370 which were charged to paid in capital at the closing of the offering in January 2000.

Subsequent to the closing of the offering, Makepeace sold in private transactions an aggregate of 195,300 shares of common stock to unrelated investors for gross proceeds of $125,000. The stock was sold at prices that were consistent with the trading price of the common stock at the transaction dates. Makepeace also received $20,000 in stock subscriptions during the year ended June 30, 2000 for which it is obligated to issue common shares at a price of $1.50 per share.

Additionally during the year ended June 30, 2000, Makepeace issued 45,000 shares of its common to a consulting company for services rendered to the Company. The stock was valued at a fair value of $1.50 per share which is based on the trading value of the common stock at the transaction date.

Note 6. Notes payable and long term debt.

During the year ended June 30, 1998, Makepeace entered into a vehicle purchase contract that provided for monthly payments of $306 through August 2001. The contract bears interest at 14.5% per annum and is secured by the Company's vehicle. Subsequent to June 30, 1999, Makepeace disposed of the vehicle and incurred a loss from the disposal of $5,465. This amount was fully accrued at June 30, 1999. During the year ended June 30, 2000 Makepeace repaid the outstanding liability on the vehicle purchase contract.

Note 7. Income taxes.

Makepeace has not provided for income taxes for the years ended June 30, 2000 and 1999 due to operating losses.

Makepeace has a net operating loss carryforward available to offset future taxable income of approximately $486,000 which expires $77,000 in the year 2013, $173,000 in the year 2014 and $236,000 in the year 2015.

Makepeace does not anticipate the utilization of the net operating loss in the near future and has established a valuation allowance for the full amount of deferred tax asset ($165,000) estimated to arise therefrom. The reserve amount increased by approximately $80,000 during the year ended June 30, 2000.

Note 8. Related Party Transactions.

During the year ended June 30, 1998, Makepeace received gross cash working capital advances from its president amounting to $41,612 and made cash repayments of the advances aggregating $28,346. The balance of the advances at June 30, 1998 amounted to $13,266. During the year ended June 30, 1999, Makepeace's president advanced an additional $4,200 to the Company and arranged for a net offset of $2,000 of advances to entities under his control to reduce the balance of the outstanding officer loans. Additionally, during 1999, the officer received repayments of cash advanced and additional advances aggregating $22,700. The net balance due from the officer at June 30, 1999 amounted to $7,234.

During the year ended June 30, 2000, Makepeace's president advanced an additional $71,456 to Makepeace and arranged for a net offset of $18,000 of advances to entities under his control to reduce the balance of the outstanding officer loans. Additionally, during 2000, the officer received repayments of cash advanced aggregating $59,034 and consulting fees aggregating $25,000 were accrued in favor of the officer . The net balance due from the officer at June 30, 2000 amounted to $1,812.

During the year ended June 30, 1998, Makepeace received gross cash working capital advances from an entity controlled by Makepeace's president amounting to $155,591. During the year ended June 30, 1999, $100,000 of these advances was converted to stockholders' equity in connection with the re-capitalization with American/National Trucking, Inc., an inactive Texas corporation. Makepeace received additional cash advances from the entity aggregating $52,853 and $7,500 was offset to reduce officer loans during 1999.

Makepeace made cash repayments of $7,250 to the entity and $18,000 was offset to reduce officer loans during 2000.

Note 9. Supplemental Statement of Operations Information.

During the years ended June 30, 2000 and 1999, Makepeace incurred
$223,758 and $185,231 of general and administrative expenses respectively, the components of which are as follows:

                                     2000       1999

Employee compensation              $ 38,849   $ 11,450
Advertising                             150      6,740
Consulting expense                   67,500          -
Travel expense                        5,908     13,238
Professional fees                    27,698     48,886
Stock transfer fees                  14,754          -
Rent                                 11,366     11,423
Depreciation & amortization           1,746      4,768
Commissions                           7,300     44,924
Telephone expense	                     3,672      8,261
Other office expenses                44,815     35,541
                                   --------   --------
                                  $ 223,758   $185,231

(b)    List of Exhibits

          The following exhibits are filed with this report:


(1)               Not Applicable
(2)               Not Applicable
(3)               Certificate of Incorporation incorporated by
                  reference to Form SB-2 filed September 8, 1998
(3.1)             Bylaws incorporated by reference to Form SB-2 filed
                   September 8, 1998
(3.2)             Articles of Merger between Makepeace and RC Capital,
                  Inc., effective August 28, 1998 incorporated by reference to Form SB-2 filed September 8, 1998
(4)               Specimen certificate for Common Stock incorporated
                  by reference to Form SB-2 filed September 8, 1998
(4.1)             Specimen Warrant certificate incorporated by
                  reference to Form SB-2 filed September 8, 1998
(5)               Not Applicable
(6)               Not Applicable
(7)               Not Applicable
(8)               Not Applicable
(9)               Not Applicable
(10.1)            Joint Venture Agreement between Samuel C. Cummings
                  and RC Capital, Inc. dated August 7, 1997 incorporated by reference to Form SB-2 filed
                  September 8, 1998
(10.2)            Independent Contractor Agreement between Commercial
                  Exterior, Sam Cummings and U.S. Building Supply,
                   Inc. dated May 1, 1998 incorporated by reference to
                  Form SB-2 filed September 8, 1998
(10.3)            Form of Lock up Agreement regarding Common Stock
                  incorporated by reference to Form SB-2
(10.4)            Form of Lock Up Agreement regarding Warrants
                  incorporated by reference to Form SB-2
(11)              Not Applicable
(12)              Not Applicable
(13)              Not Applicable
(14)              Not Applicable
(15)              Not Applicable
(16)              Not Applicable
(17)              Not Applicable
(18)              Not Applicable
(19)              Not Applicable
(20)              Not Applicable
(21)              Not Applicable
(22)              Not Applicable
(23)              Not Applicable
(24)              Not Applicable
(25)              Not Applicable
(26)              Not Applicable
(27)              Financial Data Schedule
(28)              Not Applicable


 (B)    REPORTS ON FORM 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Makepeace has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    August 15, 2000         Makepeace Capital Corp.

                                 /s/ W. Ross C. Corace
                                 ------------------------------------
                                 By: W. Ross C. Corace, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Makepeace and in the capacities and on the dates indicated.




Signature                               Capacity                   Date



/s/W. Ross C. Corace       Principal Executive Officer   August 15, 2000
-------------------        Principal Financial Officer
W. Ross C. Corace               Controller/Director

/s/Samuel C. Cummings               Director             August 15, 2000
-------------------
Samuel C Cummings

/s/Robert L. Fedelleck              Director             August 15, 2000
-------------------
Robert L. Fedelleck