Form 10QSB
period 2000-09-30
NETSALON CORP
filed 2000-11-20
CIK 1069211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending September 30, 2000

                        Commission File Number 000-26375


                             NetSalon Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       84-1472120
------------------------                        ---------------------------
(State of incorporation)                        (I.R.S. Employer ID Number)


       5215 North O'Conner Boulevard, No. 200, Irving, TX 75039
      ---------------------------------------------------------
      (Address of principal executive offices)        (zip code)


                                (972) 443-9825
              ----------------------------------------------------
              (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]




As of November 14, 2000, 19,630,900 common shares, $.001 par value per share, were outstanding.

                              NETSALON CORPORATION

                                     INDEX


Part I FINANCIAL INFORMATION

   Item 1.

      Consolidated Balance Sheets, June 30, 2000 and
        September 30, 2000 (Unaudited)                                  3

      Consolidated Income Statement for the Three Months
        Ended September 30, 2000 (Unaudited)                            4

      Consolidated Statement of Stockholders' Deficit
        for the Three Months Ended September 30, 2000                   5

      Consolidated Statement of Cash Flows for the Three Months
        Ended September 30, 1999 and 2000 (Unaudited)                   6

      Notes to Unaudited Consolidated Financial Statements              7

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              13

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                           15

   Item 2. Changes in Securities                                       15

   Item 3. Default on Senior Securities                                16

   Item 4. Submission of Matters to a Vote of Security Holders         16

   Item 5. Other Information                                           16

   Item 6. Exhibits and Reports on Form 8-K                            16

Part III SIGNATURES                                                    16

   Exhibit 27

                              NetSalon Corporation
                           Consolidated Balance Sheet
                                  (Unaudited)
                               September 30, 2000


Cash and cash equivalents                                  $   112,053
Other assets                                                     6,828
Investments - Held to Maturity                                 100,000
                                                           -----------
     Current assets                                            218,881
                                                           -----------

Property and equipment                                          21,996
Accumulated depreciation                                        (9,361)
Property and equipment, net                                     12,635
                                                           -----------
     Total assets                                          $   231,516
                                                           ===========

Note payable                                               $   100,000
Accounts payable                                                16,812
Accrued interest and other expenses                             20,847
Prior-investor payable (current)                               265,843
Loan payable (related party)                                   177,692
                                                           -----------
     Current liabilities                                       581,194
                                                           -----------

Prior-investor payable (non-current)                           274,357
Loan payable - related party (non-current)                     100,000
Preferred stock - $.001 par value; 20,000,000
  shares authorized; no shares issued and outstanding                0
Common stock - $.001 par value; 100,000,000
  shares authorized; 19,630,526 shares issued and
  outstanding                                                   19,630
Additional paid-in capital                                   1,404,879
Subscriptions to common stock                                   28,500
Accumulated deficit                                         (2,177,044)
                                                           -----------
                                                              (724,035)
                                                           -----------

     Total liabilities and stockholders' deficit           $   231,516
                                                           ===========

                            NetSalon Corporation
                        Consolidated Income Statement
                                (Unaudited)
                    Three months ended September 30, 2000



Sales                                                      $         0
Cost of sales                                                    6,188
                                                           -----------
     Gross profit                                               (6,188)
                                                           -----------

Research and development                                        55,845
Selling and marketing                                           32,359
General and administrative expenses                            156,358
                                                           -----------
     Total expenses                                            244,562
                                                           -----------

Net loss before other income and expenses                     (250,750)

Other (income)/expenses                                         11,500
                                                           -----------

Net loss                                                   $  (262,250)
                                                           ===========

Net loss available to common shareholders                  $  (262,250)

Earnings per share -  basic                                $     (0.01)

                              NetSalon Corporation
                  Consolidated Statement of Stockholders' Deficit
                                   (Unaudited)
                      Three months ended September 30, 2000

                                                Additional
                             Common Stock        Paid-In         Stock       Accumulated
                          Shares      Amount     Capital     Subscriptions     Deficit        Total
                        ----------   --------   ----------   -------------   -----------    ---------
NetSalon Corporation
 (formerly Makepeace
 Capital Corp.)
 June 30, 2000           3,857,500   $  3,857   $  525,273      $28,500      $  (474,180)   $  83,450

Issuance of stock in
 relation to August
 17, 2000 Share
 Exchange Agreement     31,216,053     31,216      (31,216)           0                0            0

Assumption of capital
 and accumulated
 deficit of NetSalon
 Corporation pursuant
 to August 17, 2000
 Share Exchange
 Agreement                       0          0      503,551            0       (1,440,614)    (937,063)

Stock issued for con-
 sulting services and
 finders fees related
 to August 17, 2000
 Share Exchange
 Agreement               5,100,396      5,100       (5,100)           0                0            0

Makepeace assets and
 liabilities paid
 pursuant to August
 17, 2000 Share
 Exchange Agreement              0          0      (57,522)           0                0      (57,522)

Common stock sold
 through private
 placement               2,000,000      2,000      648,000            0                0      650,000

Common stock shares
 cancelled              (2,912,896)    (2,913)       2,913            0                0            0

Costs paid toward
 private placement               0          0     (200,650)           0                0     (200,650)

Consolidated net
 loss                            0          0            0            0         (262,250)    (262,250)

1 for 2 reverse stock
 split                 (19,630,527)   (19,630)      19,630            0                0            0
                       -----------   --------   ----------     --------      -----------    ---------
September 30, 2000      19,630,526   $ 19,630   $  930,699     $ 28,500      $(1,702,864)   $(724,035)
                        ==========   ========   ==========     ========      ===========    =========


                              NetSalon Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                      Three months ended September 30, 2000



Net income (loss)                                          $  (262,250)
  Adjustments to reconcile net loss
   to cash used in operating activities:
    Depreciation                                                 1,315

Changes in assets and liabilities:
 Increase in pre-paid expenses                                  (6,828)
 Decrease in accounts payable                                  (10,397)
 Decrease in accrued interest and other expenses               (17,784)
                                                           -----------

     Net cash used in operating activities                    (295,944)

Cash flows from financing activities:
 Net proceeds from private placement                           447,350
 Related party loan repayment                                  (50,000)
 Prior-investor payable repayment                              (61,500)
 Cash provided by prior majority owner of Makepeace
  pursuant to August 17, 2000 Share Exchange Agreement          25,778
                                                           -----------

     Net cash provided by financing activities                 361,628

Cash flows from investing activities:
 Proceeds from sale of fixed assets                              3,900
                                                           -----------
     Net cash provided by investing activities                   3,900
                                                           -----------

Increase in cash and cash equivalents                           69,584
                                                           ===========

Cash and cash equivalents, June 30, 2000                        19,473
Increase in cash balance due to August 17, 2000
 Share Exchange Agreement related to NetSalon                   22,996
                                                           -----------
Adjusted beginning cash and cash equivalents                    42,469

Cash and cash equivalents, September 30, 2000              $   112,053
                                                           ===========

                              NetSalon Corporation
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                              September 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On August 17, 2000, NetSalon Corporation ("NetSalon"), a Delaware corporation, entered into a reverse acquisition transaction with Makepeace Capital Corp. ("Makepeace"), a Texas corporation. At the time of the transaction, Makepeace was inactive. The transaction was accounted for as a reverse acquisition and, therefore, NetSalon was deemed to be the acquiring entity for accounting purposes.

     At the closing of the reverse acquisition, Makepeace issued 31,216,053 shares of its common stock to the shareholders of NetSalon and thereby acquired approximately 99% of the outstanding shares of NetSalon. In connection with the closing of the reverse acquisition, certain persons were issued 5,100,396 shares of Makepeace common stock as payment for consulting fees related to the transaction. In addition, at the closing, the principal shareholder of Makepeace surrendered for cancellation a total of 2,912,896 shares of his common stock of Makepeace, and he was paid a fee of $200,000. Concurrent with the reverse acquisition, Makepeace entered into a subscription agreement with one overseas investor to sell 2,000,000 shares of Makepeace common stock for $650,000.

     In accordance with the requirements of the August 17, 2000 Share Exchange Agreement between NetSalon and Makepeace, Makepeace held a special shareholders meeting on October 17, 2000 to approve merging Makepeace with a newly-formed Delaware subsidiary for the purpose of changing Makepeace's domicile from Texas to Delaware, changing the name from Makepeace to NetSalon Corporation (the "Company"), and effecting a one-for-two reverse stock split of the outstanding shares of the new NetSalon Corporation's common stock. The shareholders approved these items and on October 18, 2000, these changes were effective. The financial statements have been retroactively restated to reflect these transactions.

     The corporation acquired by Makepeace on August 17 was named NetSalon Corporation. Since this was the new name Makepeace wanted to use, NetSalon Corporation changed its name to NetSalon I, Inc. before the October 17 shareholder meeting. NetSalon I, Inc. is now a 99% owned subsidiary of NetSalon Corporation.

     These consolidated financial statements include the accounts of the inactive public company, NetSalon (formerly Makepeace) and NetSalon I, Inc. All material inter-company balances have been eliminated. These financial statements should be read in conjunction with the Makepeace June 30, 2000 10-K and the current report on Form 8-K.

Basis of Presentation
---------------------

     These consolidated financial statements have been prepared using the accrual basis of accounting consistent with generally accepted accounting principles and in management's opinion, these financial statements include all normal and recurring adjustments that are necessary in order to make the financial statements not misleading.

                              NetSalon Corporation
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                              September 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     At December 31, 1999 and for the year then ended, NetSalon LLC (the predecessor to NetSalon Corporation) was considered a "Development Stage Company."

Use of Estimates
----------------

     The preparation of the balance sheet in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. For these consolidated financial statements, cash and cash equivalents consisted, primarily, of cash maintained in a non-interest bearing checking account.

Property and Equipment
----------------------

     Property and equipment are stated at cost and depreciated over estimated useful lives of three to seven years using the straight-line method. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

Research and Development Costs
------------------------------

     As required by SFAS 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." developmental costs are required to be expensed as incurred. Expensed research and developmental costs from the acquisition date of August 17, 2000 through September 30, 2000 amounted to approximately $55,000.

Income Taxes
------------

     No provision for income taxes was deemed necessary due to the accumulated operating losses. NetSalon was originally formed as a limited liability company in November 1998, but was converted to a sub-chapter "C" corporation on July 7, 2000. Members (owners) of limited liability companies are taxes directly and the corporation is not taxed. Accordingly, no material carry-forward temporary differences exist requiring recognition in these consolidated financial statements.

                              NetSalon Corporation
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                               September 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Revenue Recognition
-------------------

     On August 17, 2000, the Company announced a change from its prior multi-level marketing sales strategy to a new program of sales through distributors, including multi-level marketing companies.

NOTE 2 - INVESTMENTS

     Investments were comprised of one certificate of deposit held with Compass bank. This certificate of deposit accrues interest at an annual rate of 6.5%. The cost basis for this investment approximates fair market value. This investment is pledged collateralizing a line of credit to Compass bank, which amounts to approximately $100,000 at September 30, 2000. This investment is a 13-month certificate of deposit maturing on July 22, 2001.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment was composed of the following at September 30, 2000:

     Computer equipment                           $15,441
     Furniture and fixtures                         6,555
                                                  -------
     Total                                         21,996

     Less accumulated depreciation                  9,361
                                                  -------
     Property and equipment, net                  $12,635
                                                  =======

Depreciation expense for the three months ended September 30, 2000 amounted to approximately $1,300.

                              NetSalon Corporation
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                               September 30, 2000

NOTE 4 - NOTE PAYABLES

     The Company has a line of credit with Compass Bank in the amount of $100,000 and as of September 30, 2000, the outstanding balance owed was $100,000. This line of credit accrues interest at an annual rate of 8.5%, matures on July 22, 2001, and is collateralized by a certificate of deposit.

NOTE 5 - LONG-TERM DEBT

     Long-term debt was comprised of the following at September 30, 2000:


     Prior investor payable represents certain
     funds provided by an individual as advanced
     capital in anticipation of the issuance of
     future stock in a public offering, which
     never occurred.  The investor subsequently
     entered into litigation with the Company
     wanting to redeem his cash investments.
     The lawsuit was settled for the original
     amount of $601,700.   Pursuant to the settle-
     ment agreement, $65,000 was to be paid on
     closing of the agreement and the balance was
     to be paid pursuant to a promissory note
     dated September 15, 2000 at the rate of
     $25,000 per month, including interest imputed
     at an annual rate of 9%.  The note is not
     collateralized by NetSalon.                              $ 540,200

          Less: Current portion                                (265,843)
                                                              ---------

          Total long-term debt                                $ 374,357
                                                              =========

NOTE 6 - RELATED PARTY TRANSACTIONS

     The initial development of programming and development for the Company's web site and products was performed by Synet Corporation ("Synet") and its affiliates, which were related to NetSalon through common ownership. Pursuant to a Sale Agreement in April 2000, the related party's interest in NetSalon LLC was purchased by another member/owner of the LLC. A loan payable to Synet amounting to $25,000 was due at December 31, 1999 and was subsequently paid in January 2000.

                              NetSalon Corporation
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                               September 30, 2000

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

     The majority owner and co-founder of NetSalon, in the performance of his duties, has incurred, and does incur, travel and marketing related costs on behalf of the Company. These costs are recorded on the Company's financial statements upon receiving appropriate documentation; reimbursements are paid by management discretion. Outstanding payables were due to him amounting to approximately $25,000 at December 31, 1999. Additional expenses were incurred by him amounting to approximately $72,000 for the nine months ending September 30, 2000. He was reimbursed approximately $87,000, which was paid primarily during the latter portion of the nine months ended September 30, 2000 and the balance outstanding at September 30, 2000 is included in "Accrued interest and other expenses" on the accompanying balance sheet. In addition, he is owed $100,000 for funds contributed in May 2000 which are to be paid at management's discretion from available cash and is considered a long-term loan payable.

     Another original member and co-founder of NetSalon has provided working capital from its inception through January 2000. NetSalon received approximately $275,000 from this member during 1999 and additional amounts in 2000. Subsequently, the Company has reimbursed approximately $210,000 through August 2000 and at September 30, 2000, the remaining unpaid balance is $177,692. Unpaid accrued interest, with a rate of 12%, related to this note amounted to approximately $11,000 as of September 30, 2000 and is included in "Accrued interest and other expenses" on the accompanying balance sheet.

     Outside legal counsel became an officer of the Company during 2000. Payments were made to his law firm during the first six months of 2000 in the approximate amount of $10,800 for legal services.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Subsequent to December 31, 1999, an ex-employee of NetSalon has sued for approximately $53,000 allegedly owed pursuant to an employment agreement. NetSalon disputes the claims and has retained legal counsel for defense.

     Certain disagreements exist between NetSalon and 4N International (4N), an unrelated document production organization, concerning certain marketing and other products created by 4N. 4N claims that NetSalon owes them approximately $40,000. Management disagrees and believes that they will be successful in this dispute.

     Subsequent to 4N and subsequent to December 31, 1999, NetSalon engaged "Inc.", an unrelated document publishing company, to prepare certain marketing materials. A dispute has arisen regarding services performed and the amount owed to Inc. Management believes that Inc. has unwarranted claims and has not performed the promised services. Management believes that NetSalon will be successful in this dispute.

                              NetSalon Corporation
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                              September 30, 2000

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, growth of the internet and electronic commerce, new product development, actions of competitors, and availability of sufficient capital and a limited operating history.

NOTE 8 - CONTINUED OPERATIONS

     The accompanying financial statements include a net loss for the period, an accumulated operating deficit, negative cash flow from operations, a deficit in stockholders' equity, and negative working capital. If losses continue, the Company would at some point be forced to discontinue operations or raise additional capital. The accompanying financial statements have been prepared on the basis of continuing operations, and no adjustments have been made to reflect otherwise. Management is optimistic as the Company has emerged from its prior development stage and is actively marketing its products.

NOTE 9 - SUBSEQUENT EVENTS

     Since September 30, 2000, the Company's current management has discovered the following litigation involving the Company. During 1999, a lawsuit was filed in the District Court, City and County of Denver by Foxmoor Industries LTD against W. Ross Corace, Makepeace Capital Corp., and certain affiliated entities. A settlement to the litigation was reached during July 2000, and, as part of that settlement, Mr. Corace signed on behalf of Makepeace Capital Corp. (the predecessor of NetSalon Corporation), a promissory note for $136,250 payable to Meadow Run Farm. Mr. Corace also signed on behalf of Makepeace Capital Corp. a security agreement with Meadow Run Farm, Inc. To the best knowledge of the current management and based on the records of the Company, the execution of the promissory note and the security agreement was not authorized by the Company's board of directors, and these documents may, therefore, not be legally enforceable against the Company. Management intends to defend this case.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     NetSalon is an application service provider and has been actively involved in high-tech product development since its formation in late 1998. NetSalon has developed various Internet-related products which it originally intended to sell through a multi-level marketing distribution system. As of August 17, 2000, product development essentially was complete, but the Company had not built a successful multi-level marketing distribution system. On that date, the Company publicly announced its abandonment of the multi-level marketing distribution model, and announced its intention to sell products through affiliates who maintain Internet sites where products can be sold, through distributors, and through multi-level marketing companies on a private-label basis.

     From August 17 through the end of October 2000, the Company has been involved in developing marketing plans and seeking distributors and other resellers for the products. As of November 15, 2000, NetSalon had entered into contracts with one distributor and one multi-level marketing company, and was in final negotiations with two other entities. These contracts generate fees to NetSalon for implementation of the web sites and technology required for distribution of the products, as well as revenues from product sales made by the distributors themselves.

     The Company's products include the following:

     1. The NetSalon Internet Portal, allowing NetSalon affiliates to market products and services via the Internet. The portal also provides current content, such as news, weather, and search-engine capa-bility from third-party sources.

     2. The AEON card, which is a CD business card which allows the NetSalon customer to present his business via interactive media. Although other CD business cards are marketed, the AEON card is built over the Internet, directly by the purchaser.

     3. NetSalon University, an online interactive educational program offering 400 courses in various areas of study, including computer and software technology.

     4. The Easy Site Builder, allowing the purchaser to create personal or business web sites and pages on the Internet, working directly from home or other remote locations.

     Other products are in development. The NetSalon products offer competitive advantages not only because of low price, but also because they can be customized for each customer directly over the Internet, by the customer through the use of interactive technology.

RESULTS OF OPERATIONS

     The Company has not included comparable results of operations for the three months ended September 30, 1999 because NetSalon, LLC was a development stage company at that time, and because no meaningful comparisons of financial statements is possible for this time period. Therefore, no comparisons can be made between the results of operations for the three months ended September 30, 2000 and September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $(362,313) at September 30, 2000. Management believes that the funds received since September 30, 2000 will provide the Company with sufficient operating capital for the next few months, and if the Company receives the expected up-front fees from the contracts currently being negotiated and the expected revenues from product sales under existing contracts, the Company will have sufficient revenues for the remainder of the fiscal year.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      Since September 30, 2000, the Company's current management has discovered the following litigation involving the Company. During 1999 a lawsuit was filed in the District Court, City and County of Denver (Case No. 99-CV-2288) by Foxmoor Industries LTD against W. Ross Corace, Geneva A. Corace, Meadow Run Farm, Inc., Mudusa Management Corp., Makepeace Capital Corp., and Gencorp Enterprises, Inc. Based on the limited information available to the current management, the lawsuit appears to involve a dispute between Ross Corace (and his affiliated entities) and Foxmoor. A settlement to the litigation was apparently reached during July 2000, and as part of that settlement, Mr. Corace signed on behalf of Makepeace Capital Corp., a promissory note for $136,250 payable to Meadow Run Farm, Inc., which is believed to be owned by Foxmoor. Mr. Corace also signed on behalf of Makepeace Capital Corp. a security agreement with Meadow Run Farm, Inc. To the best knowledge of the current management and based on the records of the Company, the execution of the promissory note and the security agreement was not authorized by the Company's board of directors, and these documents may therefore not be legally enforceable against the Company.

     Management intends to vigorously defend this case, and if the Company suffers any damages as a result of this matter, the Company intends to seek full reimbursement from Mr. Corace.

ITEM 2.  CHANGES IN SECURITIES.

     On August 17, 2000, the Company issued 31,216,053 shares of its common stock to the shareholders of NetSalon Corporation, a Delaware corporation ("NetSalon"), in connection with the acquisition of approximately 99% of the outstanding shares of NetSalon. Each NetSalon shareholder was provided with information on the Company and the Company complied with the other applicable requirements of Rule 506. Each NetSalon shareholder signed a Letter of Acceptance in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

     In connection with the foregoing transaction, the Company issued a total of 5,100,396 shares to five persons as consulting fees. These shares were issued in reliance on the exemption provided by Section 4(2). The appropriate restrictive legend was placed on all certificates and stop transfer orders were issued to the transfer agent.

     Simultaneous with the closing of the above transaction the Company issued 2,000,000 shares of its common stock to one entity which invested $650,000. The shares were issued pursuant to the exemption provided by Section 4(2).
The investor was accredited and it completed a subscription agreement in which it represented that it was purchasing the shares for investment only and not for the purpose of resale of distribution. The appropriate restrictive legend was placed on the certificate and stop transfer orders were issued to the transfer agent.

ITEM 3.  DEFAULTS OF SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of shareholders of the Company was held on October 17, 2000, to approve the following: merging the Company with a newly-formed Delaware subsidiary for the purpose of changing the Company's domicile from Texas to Delaware, changing the name to NetSalon Corporation and effecting a one-for-two reverse split of the outstanding shares of the Company's common stock.

     The following table sets forth the number of votes cast for the proposal. There were no broker non-votes:

                                     For        Against     Abstain
                                 ----------     -------     -------

     1.  Proposed described
         above                   27,483,533       710        1,010

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

               27     Financial Data Schedule      Filed herewith electronically

     (b)  Reports on Form 8-K.

          The Company filed a Report on Form 8-K dated August 17, 2000, related to the reverse acquisition discussed under Footnote 1 in the Condensed Consolidated Financial Statements included in Item 1 of Part 1. The 8-K reported on Items 1, 2,5 and 7. An amendment to this 8-K was filed on October 31, 2000, which reported on Item 7.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETSALON CORPORATION



                                   By:/s/ Jan R. Thurman
Date:  November 20, 2000              Jan R. Thurman, Chief Executive
                                      Officer