Form 10QSB
period 2000-12-31
NETSALON CORP
filed 2001-02-20
CIK 1069211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending December 31, 2000

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

                                Yes [ X ] No [ ]




As of February 16, 2001, 19,630,000 common shares, $.001 par value per share, were outstanding.

                             NETSALON CORPORATION

                                     INDEX


Part I FINANCIAL INFORMATION

   Item 1.

      Balance Sheet as of December 31, 2000 (Unaudited)                3

      Income Statement for the Three Months Ended
       December 31, 2000 and September 30, 2000 (Unaudited)            4

      Statement of Stockholders' Deficit for the Six Months
       Ended December 31, 2000                                         5

      Statement of Cash Flows for the Six Months Ended
       December 31, 2000 (Unaudited)                                   6

      Notes to Unaudited Consolidated Financial Statements             7

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             12

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                          14

   Item 2. Changes in Securities                                      14

   Item 3. Default on Senior Securities                               14

   Item 4. Submission of Matters to a Vote of Security Holders        14

   Item 5. Other Information                                          14

   Item 6. Exhibits and Reports on Form 8-K                           14

Part III SIGNATURES                                                   14

                             NetSalon Corporation
                                 Balance Sheet
                               December 31, 2000
                                  (Unaudited)

Cash                                            $    20,857
Accounts receivable                                  33,333
Other assets                                         18,304
Investments - Held to Maturity                      100,000
                                                -----------
     Current assets                                 172,494

Property and equipment                               33,344
Accumulated depreciation                             (2,779)
                                                -----------
Property and equipment, net                          30,565
                                                -----------

     Total assets                                   203,059
                                                ===========

Prior-Investor payable - current portion            218,846
Accounts payable                                     67,208
Accrued liabilities                                  24,920
Accrued interest                                     32,070
Accrued payroll                                     115,000
Meadow Run Farms payable                             93,492
Compass note payable                                100,000
Loan payable - related party                        177,692
                                                -----------
     Current liabilities                            829,228

Prior-Investor payable - noncurrent                 293,664
Loan payable - related party                        100,000
                                                -----------
     Total long-term debt                           393,664

Preferred stock                                           0
Common stock                                         19,629
Additional paid-in capital                        1,433,380
Accumulated deficit                              (2,472,842)
                                                -----------
     Total stockholder's deficit                 (1,019,833)
                                                -----------
     Total liabilities and stockholder's
      deficit                                   $   203,059
                                                ===========

                             NeSalon Corporation
                              Income Statement
                                 (Unaudited)

                                                 Three Months Ended
                                        ----------------------------------
                                          12/31/00              09/30/00
                                        -------------        -------------

Revenue                                   $ 210,000            $       0
Cost of revenue                              97,392                6,188
                                          ---------            ---------
Gross profit                                112,608               (6,188)

Research and development                      5,807               55,845
Selling and marketing                        20,890               32,359
General and administrative expenses         254,395              156,358
                                          ---------            ---------
     Total expenses                         281,092              244,562

Net loss before other income/expenses      (168,484)            (250,750)

Other income and expenses
  Interest income                             3,704                    0
  Loss on disposition of fixed assets       (12,635)                   0
  Interest expense                          (24,891)             (11,500)
  Meadow Run Farms settlement               (93,492)                   0
                                          ---------            ---------
     Total other income and expenses       (127,314)             (11,500)
                                          ---------            ---------
Net Loss                                  $(295,798)           $(262,250)
                                          =========            =========

                           NetSalon Corporation
                     Statement of Stockholders' Deficit
                            December 31, 2000
                               (Unaudited)

                                                      Additional  Common
                                    Common Stock      Paid-In     Stock         Accumulated
                                   Shares   Amount    Capital     Subscribed    Deficit       Total
                               -----------  -------   ----------  ----------    -----------   --------
Makepeace equity, June 30        3,857,500    3,857      525,273     28,500     (  474,180)     83,450

Issuance of stock in relation
 to August 17, 2000 Share
 Exchange Agreement             31,216,053   31,216      (31,216)         0              0           0

Assumption of capital and
 accumulated deficit of
 NetSalon Corporation
 pursuant to August 17,
 2000 Share Exchange
 Agreement                               0        0      503,551          0     (1,440,613)   (937,062)

Stock issued for consulting
 services and finders fees
 related to August 17, 2000
 Share Exchange Agreement        5,100,396    5,100       (5,100)         0              0           0

Makepeace assets and
 liabilities paid pursuant
 to August 17, 2000 Share
 Exchange Agreement                      0        0      (57,522)         0              0     (57,522)

Common stock sold to investor,
 private placement               2,000,000    2,000      648,000          0              0     650,000

Common stock shares cancelled   (2,912,896)  (2,913)       2,913          0              0           0

Costs paid toward private
 placement                               0        0     (200,650)         0              0    (200,650)

Net loss                                 0        0            0          0       (262,251)   (262,251)

1 for 2 reverse stock
 split                         (19,630,527) (19,631)      19,631          0              0           0

Equity - September 30,
 2000                           19,630,526   19,629    1,404,880     28,500     (2,177,044)   (724,035)

Net loss                                                                          (295,798)   (295,798)

Makepeace stock subscription
 reversed pursuant to
 August 17, 2000 Share
 Exchange Agreement                                       28,500    (28,500)                         0
                               -----------  -------    ---------    -------     ----------  ----------
Equity - December 31,
 2000                           19,630,526   19,629    1,433,380          0     (2,472,842) (1,019,833)
                               ===========  =======    =========    =======     ==========  ==========

                            NetSalon Corporation
                           Statement of Cash Flows
                              December 31, 2000
                                 (Unaudited)



Net loss                                        $  (295,798)
 Adjustments to reconcile net loss
  to cash used in operating activities:
   Depreciation                                       2,779
   Loss on abandonment of assets                     12,635
 Changes in assets and liabilities:
   Increase in Accounts receivable                  (33,333)
   Increase in other assets                         (11,476)
   Increase in accounts payable                      50,396
   Increase in accrued liabilities                   14,943
   Increase in accrued interest                      21,200
   Increase in accrued payroll                      115,000
                                                -----------
     Net cash used in operating activities         (123,654)

Cash flows from financing activiites:
 Issuance of Meadow Run Farms Settlement
  promissory note                                    93,492
 Prior-investor payable repayment                   (27,690)
                                                -----------
     Net cash provided by financing activities       65,802

Cash flows from investing activities:
 Purchase of property and equipment                 (33,344)
                                                -----------
 Net cash used in investing activities              (33,344)
                                                -----------

Increase in cash and cash equivalents           $   (91,196)
                                                ============

Cash and cash equivalents, September 30, 2000        112,053

Cash and cash equivalents, December 31, 2000          20,857

                              NetSalon Corporation
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                              December 31, 2000

ORGANIZATION

     NetSalon Corporation ("NetSalon" or the "Company"), a Delaware corporation, is in the business of developing and marketing web-based products for sale to consumers and businesses. These products include: AEON cards, which are compact disc-based business and marketing cards; NetSalon web-site portal sites used by direct selling businesses, NetSalon University training courses; and other related products.

     NetSalon is the result of a reverse acquisition between Makepeace Capital Corp. ("Makepeace"), a Texas corporation created in 1994, and NetSalon pursuant to an August 17, 2000 Share Exchange Agreement ("Agreement"). At the time of the acquisition, Makepeace had no substantial business activity and NetSalon was in the business of developing and selling technical and web-based products for sale to consumers and businesses. NetSalon was originally formed in November 1998 as a limited liability company. NetSalon converted to a Delaware corporation on July 7, 2000.

     These financial statements should be read in conjunction with the Makepeace June 30, 2000 10-K, Makepeace Current Report on Form 8-K, and the NetSalon September 30, 2000 10-Q.

     The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, growth of the internet and electronic commerce, new product development, actions of competitors, and availability of sufficient capital and a limited operating history.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     These financial statements have been prepared using the accrual basis of accounting consistent with generally accepted accounting principles.

Use of Estimates

     The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. For this report, cash and cash equivalents is solely comprised of the amount available in checking accounts.

                              NetSalon Corporation
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                              December 31, 2000
                                 (Continued)

Property and Equipment

     Property and equipment are stated at cost and depreciated over estimated useful lives of three to seven years using the straight-line method. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.

Research and Development Costs

     As required by SFAS 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.", developmental costs are required to be expensed as incurred. Expensed research and developmental costs for the quarters ended September 30, 2000 and December 31, 2000 amounted to approximately $55,845 and $5,807, respectively.

Income Taxes

     NetSalon was originally formed as a limited liability company.
Individual members (owners) are taxed directly for limited liability companies and, accordingly, no tax provisions were historically reflected. NetSalon converted to a sub-chapter "C" corporation on July 7, 2000. No tax provision is deemed necessary due to the net operating losses of the Company. In addition, no material SFAS 109 "Accounting for Income Taxes" deferred tax assets or liabilities existed. The Company requires no provisions for taxes, temporary deferred tax assets or liabilities.

Revenue Recognition

     The Company derives revenue from sales of web sites (portals), licensing of its software, affiliate training, and products sold through those web sites and through its independent representatives. Substantially all of the Company's revenues are earned when received.

INVESTMENTS

     Investments are comprised of one certificate of deposit held with Compass bank. This certificate of deposit accrues interest at 6.5% rate. The cost basis for this investment approximates fair market value.

                              NetSalon Corporation
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                              December 31, 2000

PROPERTY AND EQUIPMENT

     Property and equipment was composed of the following at September 30, 2000 and December 31, 2000:

                                           12/31/00        9/30/00
                                           --------        --------

     Computer equipment                    $ 33,344        $ 15,441
     Furniture and fixtures                       -           6,555
                                           --------        --------
     Property and equipment, gross           33,344          21,996

     Less accumulated depreciation            2,779           9,361
                                           --------        --------

     Property and equipment, net           $ 30,565        $ 12,635
                                           ========        ========

COMMITMENTS AND CONTINGENCIES

     Certain disagreements exist between the Company and 4N International
(4N), an unrelated document production organization, concerning certain marketing and other products created by 4N. 4N stipulates that the Company owes them approximately $40,000. The Company's management believes that 4N owes them an unspecified amount. Management believes that the Company will be successful in this dispute.

     During 1999, a lawsuit was filed in the District Court, City and County of Denver by Foxmoor Industries LTD against the former President and CEO of Makepeace and certain affiliated companies. A settlement to the litigation was reached during July 2000, and, as part of that settlement, the President and CEO, at that time, of Makepeace Capital Corp. signed a promissory note for $136,250 payable to Meadow Run Farm, Inc. ("Meadow"). A security agreement was also signed with Meadow. Subsequent to the August 17, 2000 merger between Makepeace and NetSalon, NetSalon settled the dispute pursuant to a December 21, 2000 agreement. NetSalon agreed to enter into a promissory agreement ("New Note") to pay Meadow $136,250 plus accrued interest. The former President and CEO of Makepeace verbally agreed to pay the New Note and made such partial payment on December 27, 2000 in the amount of $50,000. The New Note, including accrued interest, amounted to approximately $93,000 as of December 31, 2000 and no note receivable has been recorded from the former President and CEO of Makepeace.

                              NetSalon Corporation
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                              December 31, 2000

LONG-TERM DEBT

     The Company maintained the following debt as of December 31, 2000:

          Investor payable: Represents certain funds
     provided by an investor as advanced capital in
     anticipation of the issuance of future stock in
     a public offering, which never occurred.  The
     investor subsequently entered into litigation
     with the Company, wanting to redeem cash invest-
     ments.  The lawsuit was settled for an original
     amount of $601,700.   Pursuant to the settlement
     agreement, $65,000 was to be paid on closing of
     the agreement and the balance was to be paid
     pursuant to a promissory note dated September 15,
     2000 at the rate of $25,000 per month, including
     interest at a rate of 9%.  An amendment to the
     original promissory note was entered on February
     16, 2000, which extended the term of the note to
     December, 2002.                                           $ 512,510

          Loan payable - related party: Represents loan
     payable to majority stockholder to be paid by
     management discretion.  No stated interest rate.            100,000
                                                               ---------
          Total long-term debt                                   612,510

     Less: Current portion                                      (218,846)
                                                               ---------
     Total long-term debt (Non-current portion)                $ 393,664
                                                               =========

RELATED PARTY TRANSACTIONS

     A shareholder of NetSalon has provided capital formalized in loans from its inception through January 2000. During the nine months ended 1999, NetSalon received approximately $275,000 and repaid approximately $210,000 during the same period. More funds were advanced during the first calendar quarter of 2000 for which repayments were made in the amount of $50,000 and $0 during the quarter ended September 30, 2000 and December 31, 2000, respectively. The note payable has a balance due in the amount of $177,692 as of December 31, 2000 with unpaid interest due in the amount of $20,000.

                              NetSalon Corporation
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                              December 31, 2000


     Another shareholder, and co-founder, of NetSalon, in the performance of his duties, incurs travel and marketing related costs on behalf of the Company. These costs are recorded upon receiving appropriate documentation and reimbursements of business related costs are paid on a periodic basis. Said shareholder was paid approximately $87,000 during the nine months ended September 30, 2000 as reimbursements for travel related expenses. In turn, NetSalon was charged approximately $72,000 for business related expenses
during the nine months ended September 30, 2000.    Approximately $34,000 was
paid during the quarter ended December 31, 2000 as expense reimbursements and approximately $18,000 was charged to the NetSalon as business related expenses during the same quarter. Approximately $6,000 has been advanced as of December 31, 2000 representing expense advancements. Approximately $100,000 is also due to the same shareholder pursuant to capital advances.

CONTINUED OPERATIONS

     The accompanying financial statements include a net loss for the period and an accumulated operating deficit. If losses continue, the Company would at some point be forced to discontinue operations or raise additional capital. The accompanying financial statements have been prepared on the basis of continuing operations, and no adjustments have been made to reflect otherwise. Management is optimistic as the Company has emerged from its prior development stage and is actively marketing its products.

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

     From August 17 through the end of October 2000, the Company has been involved in developing marketing plans and seeking distributors and other resellers for the products. As of December 31, 2000, NetSalon had entered into contracts with one distributor and one multi-level marketing company, and was in negotiations with three other entities. These contracts generate fees to NetSalon for implementation of the web sites and technology required for distribution of the products, as well as revenues from product sales made by the distributors themselves.

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

RESULTS OF OPERATIONS

    During the three months ended December 31, 2000, the Company first received revenue related to the sale of the Company's products through other companies.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, the Company had a working capital deficit in excess of $600,000. This poor working capital position is attributable to delays in implementing the first Internet site which contracted to sell NetSalon products. The problem was caused by unanticipated difficulties in
integrating NetSalon software into the existing system of the customer.   A
by-product of these delays was a general delay in marketing the product to other customers. There still are other contracts pending.

     The Company's future existence is dependent upon closing those contracts now in negotiation, or alternatively to seek additional capital. If no contracts are closed in the quarter ending March 31, 2001, the Company will have to raise additional capital in order to survive.

                         PART II - 0THER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS OF SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     Jan R. Thurman resigned as an Officer and Director of the Company on January 7, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     None.



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETSALON CORPORATION



                                   By:/s/ Mark Manuel
Date:  February 20, 2001              Mark Manuel, President