Form 10QSB
period 2001-03-31
NETSALON CORP
filed 2001-05-22
CIK 1069211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ending March 31, 2001

                        Commission File Number 000-26375


                             NetSalon Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       84-1472120
------------------------                        ---------------------------
(State of incorporation)                        (I.R.S. Employer ID Number)


           11800 Metro Parkway, Fort Meyers, Florida  33912
      ---------------------------------------------------------
      (Address of principal executive offices)        (zip code)


                                (941) 791-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]




As of May 21, 2001, 19,630,000 common shares, $.001 par value per share, were outstanding.

                             NETSALON CORPORATION

                                     INDEX

                                                                 Page
Part I FINANCIAL INFORMATION

   Item 1.

      Balance Sheet as of March 31, 2001 (Unaudited)               3

      Income Statement for the Three and Nine Months Ended
       March 31, 2001 (Unaudited)                                  4

      Statement of Cash Flows for the Nine Months Ended
       March 31, 2001 (Unaudited)                                  5

      Notes to Unaudited Consolidated Financial Statements         6

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         11

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                      12

   Item 2. Changes in Securities                                  12

   Item 3. Default on Senior Securities                           12

   Item 4. Submission of Matters to a Vote of Security Holders    12

   Item 5. Other Information                                      12

   Item 6. Exhibits and Reports on Form 8-K                       12

Part III SIGNATURES                                               13

                              NETSALON CORPORATION
                                 BALANCE SHEET


                                                          March 31, 2001
                                                          --------------

Cash                                                       $    75,342
Accounts receivable                                             38,555
Non-trade receivables                                            5,000
Software licenses                                               91,200
Other assets                                                     1,100
                                                           -----------
     Current assets                                            211,197

Property and equipment                                          34,748
Accumulated depreciation                                        (5,635)
                                                           -----------
Property and equipment, net                                     29,113
                                                           -----------

     Total assets                                              240,310
                                                           ===========

Prior-Investor payable - current portion                        65,217
Accounts payable                                                29,851
Accrued liabilities                                             61,579
Accrued interest                                                32,147
Accrued payroll and taxes                                      177,868
Loan payable (Shareholders)                                    236,225
                                                           -----------
     Current liabilities                                       602,887

Prior-Investor payable                                         447,293
Common stock                                                    19,629
Additional paid-in capital                                   1,433,380
Accumulated deficit                                         (2,262,879)
                                                           -----------
     Total stockholder's deficit                              (809,870)
                                                           -----------
     Total liabilities and stockholder's deficit               240,310
                                                           ===========

                              NETSALON CORPORATION
                               INCOME STATEMENTS


                                     Three months ended    Nine months ended
                                      March 31, 2001       December 31, 2000
                                     ------------------    -----------------

Revenue                                  $ 423,651              $ 633,651
Cost of revenue                             72,479                176,059
                                         ---------              ---------
Gross profit                               351,172                457,592

Research and development                    16,436                 78,088
Selling and marketing                       11,316                 64,565
General and administrative expenses        191,281                602,034
                                         ---------              ---------
     Total expenses                        219,033                744,687

Net income (loss) before other
 income/expenses                           132,139               (287,095)

Other income and (expenses)
 Interest income                                 0                  3,704
 Loss on disposition of fixed assets             0                (12,635)
 Interest expense                          (15,668)               (52,059)
 Meadow Run Farms recovery                  93,492                      0
                                         ---------              ---------
     Total other income and (expenses)      77,824                (60,990)
                                         ---------              ---------
Net income (loss)                          209,963               (348,085)
                                         =========              =========

                            NETSALON CORPORATION
                          STATEMENT OF CASH FLOWS

                                                        Nine months ended
                                                         March 31, 2001
                                                        -----------------

Net income (loss)                                           $(348,085)
  Adjustments to reconcile net loss
   to cash used in operating activities:
     Depreciation                                               6,950
     Loss on abandonment of assets                             12,635
(Increase) decrease in assets:
  Accounts receivable                                         (38,555)
  Non-trade receivables                                        (5,000)
  Other current assets                                          2,800
  Inventory                                                   (91,200)
Increase (decrease) in liabilities:
  Accounts payable                                              2,642
  Accrued liabilities                                          51,679
  Accrued interest                                              3,416
  Accrued payroll and taxes                                   177,868
                                                            ---------
     Net cash provided by (used in) operating activities     (224,850)

Cash flows from investing activities:
  Sale of certificate of deposit                              100,000
  Purchase of property and equipment                          (34,748)
                                                            ---------
     Net cash provided by (used in) investing activities       65,252

Cash flows from financing activities:
  Net proceeds from private-placement                         447,350
  Cash provided by prior majority owner of Makepeace
   pursuant to August 17, 2000 Share Exchange Agreement        25,778
  Principal repayment of Compass bank note payable           (100,000)
  Principal repayments of shareholder loans                   (91,467)
  Prior-investor payable repayment                            (89,190)
                                                            ---------
     Net cash provided by (used in) financing activities      192,471
                                                            ---------
Increase (decrease) in cash and cash equivalents               32,873
                                                            =========

Cash and cash equivalents - June 30, 2000                      19,473

Increase in cash balance due to August 17, 2000
  Share Exchange Agreement related to NetSalon                 22,996
                                                            ---------
Adjusted beginning cash and cash equivalents                   42,469

Cash and cash equivalents - March 31, 2001                     75,342

                             NETSALON CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
              QUARTER ENDED MARCH 31, 2001 AND DECEMBER 31, 2000


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

     NetSalon is the result of a reverse acquisition merger between Makepeace Capital Corp. ("Makepeace"), a Texas corporation created in 1994, and NetSalon pursuant to an August 17, 2000 Share Exchange Agreement ("Agreement"). At the time of the acquisition, Makepeace had no substantial business activity and NetSalon was in the business of developing and selling technical and web-based products for sale to consumers and businesses. NetSalon was originally formed in November 1998 as a limited liability company. NetSalon converted to a Delaware corporation on July 7, 2000. NetSalon moved to Florida during the quarter ended March 31, 2001.

     These financial statements should be read in conjunction with the Makepeace June 30, 2000 Form 10-K, Makepeace Current Report on Form 8-K, and the NetSalon December 31, 2000 Form 10-Q.

     The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, growth of the internet and electronic commerce, new product development, actions of competitors, and availability of sufficient capital and a limited operating history.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies described below are designed to enhance the usefulness of the statements to the reader.

Basis of Presentation
---------------------

     These financial statements have been prepared using the accrual basis of accounting consistent with generally accepted accounting principles.

Use of Estimates
----------------

     The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

                See accompanying independent auditors' report.

                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and Development Costs
------------------------------

     As required by SFAS 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.", developmental costs are required to be expensed as incurred. Expensed research and developmental costs for the nine months ended March 31, 2001 and three months ended March 31, 2001 amounted to approximately $78,000 and $16,000, respectively.

Income Taxes
------------

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

Revenue Recognition
-------------------

     The Company derives revenue from sales of web sites (portals), licensing of its software, affiliate training, and products sold through those web sites and through its independent representatives. Substantially all of the Company's revenues are earned when received.

INVESTMENTS

     Investments are comprised of one certificate of deposit held with Compass bank. This certificate of deposit accrues interest at 6.5% rate. The cost basis for this investment approximates fair market value. The certificate of deposit was sold in January 2001.

                See accompanying independent auditors' report.

                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment was composed of the following at March 31, 2001:

                                       March 31, 2001
                                       --------------

     Computer equipment                    $34,748
     Furniture and fixtures                      -
                                           -------
     Property and equipment, gross          34,748
     Less accumulated depreciation           5,635
                                           -------
     Property and equipment, net           $29,113
                                           =======

     Depreciation expense amounted to $6,530 and $2,856 for the nine months ended and three months ended March 31, 2001, respectively.

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

     During 1999, a lawsuit was filed in the District Court, City and County of Denver by Foxmoor Industries LTD against the President and CEO of Makepeace and certain affiliated companies. A settlement to the litigation was reached during July 2000, and, as part of that settlement, the President and CEO, at that time, of Makepeace Capital Corp. signed a promissory note for $136,250 payable to Meadow Run Farm, Inc. ("Meadow"). A security agreement was also signed with Meadow. Subsequent to the August 17, 2000 merger between Makepeace and NetSalon, NetSalon settled the dispute pursuant to a December 21, 2000 agreement. NetSalon agreed to enter into a promissory note ("New Note") to pay Meadow $136,250 plus accrued interest. The former President and CEO of Makepeace verbally agreed to pay the New Note and made such partial payment on December 27, 2000 in the amount of $50,000. The New Note, including accrued interest, amounted to approximately $93,000 as of December 31, 2000 and no note receivable has been recorded from the former President and CEO of Makepeace. During the three months ended March 31, 2001, the former President and CEO of Makepeace paid the New Note, which resulted in no liability for NetSalon at March 31, 2001. No disagreements exist as of March 31, 2001 outside of certain legal fees in the amount of approximately $8,000 included in accrued liabilities.



                See accompanying independent auditors' report.

                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

LONG-TERM DEBT

     The Company maintained the following debt as of March 31, 2001:


     Prior-investor payable: Represents certain funds
     provided by an ex-investor as advanced capital in
     anticipation of the issuance of future stock in a
     public offering, which never occurred.  The investor
     subsequently entered into litigation with the Company
     wanting to redeem cash investments.  The lawsuit was
     settled for an original amount of $601,700.  Pursuant
     to the settlement agreement and subsequent amendments,
     NetSalon is obligated to pay $5,000 per month through
     October 31, 2001 and $15,000 per month until paid in
     full.  Interest accrues at a rate 9% per annum.           $512,510
                                                               --------
                                      Total long-term debt      512,510
                                      Less: Current portion     (65,217)
                                                               --------
                  Total long-term debt (Non-current portion)   $447,293
                                                               ========
     Future maturities on long-term debt is as follows:

                        Year ended
                         March 31,           Amount
                        ----------           -------
                           2002               65,217
                           2003              145,654
                           2004              159,317
                           2005              142,322
                                             -------
                                             512,510
                                             =======

RELATED PARTY TRANSACTIONS

     A shareholder of NetSalon has provided capital formalized in loans from its inception through January 2000. During the three months ended December 31, 2000 and March 31, 2001, no principal repayments were made. An oral agreement was subsequently arranged for future re-payments in the amount of $5,000 per month. Approximately $178,000 and $25,000 were due at March 31, 2001 for principal and interest components of the capital advancements.









                See accompanying independent auditors' report.

                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

RELATED PARTY TRANSACTIONS (CONTINUED)

     Another shareholder, and co-founder, of NetSalon made certain capital contributions during fiscal year ended June 30, 2000 in the amount of $100,000. During the three months ended December 31, 2000 and March 31, 2001, $0 and $41,467, respectively, was repaid. This shareholder also, during the performance of his responsibilities, incurs expenses on behalf of the Company. Approximately $34,000 and $9,000 were paid during the quarters ended December 31, 2000 and March 31, 2001, respectively, as expense reimbursements and approximately $18,000 and $9,000 were charged to the NetSalon as business related expenses during the same respective quarters.

CONTINUED OPERATIONS

     The accompanying financial statements include accumulated operating deficit. If losses continue, the Company would at some point be forced to discontinue operations or raise additional capital. The accompanying financial statements have been prepared on the basis of continuing operations, and no adjustments have been made to reflect otherwise. Management is optimistic as the Company has emerged from its prior development stage and is actively marketing its products.































                See accompanying independent auditors' report.

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

     From August 17 through the end of October 2000, the Company has been involved in developing marketing plans and seeking distributors and other resellers for the products. As of March 31, 2001, NetSalon had entered into contracts with one distributor and one multi-level marketing company, and was in negotiations with several other entities. These contracts generate fees to NetSalon for implementation of the web sites and technology required for distribution of the products, as well as revenues from product sales made by the distributors and multi-level marketing companies themselves.

     The Company's products include the following:

     1. The NetSalon Internet Portal, allowing NetSalon affiliates to market products and services via the Internet. The portal also provides current content, such as news, weather, and search-engine capability from third-party sources.

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

RESULTS OF OPERATIONS

     During the three months ended December 31, 2000, the Company first received revenues related to the sale of the Company's products through other companies. During the three months ended March 31, 2001, the Company's revenues increased to $423,651, of which approximately $298,500 represented revenues from an existing multilevel marketing customer and approximately $125,000 represented up front fees from a new distributor. As of May 21, 2001, the Company is in negotiations with four new potential customers and management expects revenues for the current quarter to exceed revenues for the quarter ended March 31, 2001.

     During the three months ended March 31, 2001, the Company reported income from operations of $132,139 and for the nine months ended March 31, 2001 the Company reported a loss from operations of $287,095.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had a working capital deficit of approximately $391,690 as compared to a deficit of $656,734 as of December 31, 2000.

     The Company's future existence is dependent upon closing those contracts now in negotiation, or alternatively to seek additional capital. If no contracts are closed in the quarter ending June 30, 2001, the Company will have to raise additional capital in order to survive.

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

                                   NETSALON CORPORATION



                                   By:/s/Mark Manuel
Date:  May 21, 2001                   Mark Manuel, President