Form 10KSB
period 2001-06-30
NETSALON CORP
filed 2001-11-13
CIK 1069211

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year ended:  June 30, 2001

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                         Commission File No. 0-26375

                            NETSALON CORPORATION
            ------------------------------------------------------
               (Name of Small Business Issuer in its Charter)

            Delaware                                     84-1472120
-------------------------------                   ------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer Identi-
Incorporation or Organization)                        fication Number)

           2000 Main Street, Suite 202, Fort Myers, Florida 33901
         ------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (941) 791-3300

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 15, 2001, 19,630,900 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $1,345,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $439,223.

Documents incorporated by reference:  None.

                                   PART I

ITEM 1.  DESCRIPTION BUSINESS.

GENERAL

OVERVIEW

     NetSalon Corporation (the "Company" or "NetSalon") is an application service provider and has been actively involved in high-tech product development since its formation in late 1998. NetSalon has developed various Internet-related products, which it originally intended to sell through a multi-level marketing distribution system. As of August 17, 2000, product development essentially was complete, but the Company had not built a successful multi-level marketing distribution system. On that date, the Company publicly announced its abandonment of the multi-level marketing distribution model, and announced its intention to sell products through distributors who maintain Internet sites where products can be sold and through multi-level marketing companies on a private-label basis.

     During the fiscal year ended June 30, 2001, the Company was involved in developing marketing plans and seeking distributors and other resellers for the products, and the Company entered into several contracts with distributors and multi-level marketing companies. These contracts generate fees to NetSalon for implementation of the web sites and technology required for distribution of the products, as well as revenues from product sales made by the distributors and multi-level marketing companies themselves.

     NetSalon is engaged in two business segments: (1) providing software, technology and consulting services to affinity, multi-level and network marketing organizations, and (2) providing web-site design, web hosting and related internet services.

     In connection with the Company's web-site/internet services, the Company sells a variety of products including turnkey eCommerce applications and portal applications. Examples of the eCommerce applications are the NetSalon Enterprise, AeonCard, ezSiteBuilders, B2C SiteBuilders, Distance Learning, Shopping Cart / Inventory Management and Instant Portal. Examples of the portal applications include web-based email, yellow pages, white pages, stock quotes, news, web-search, calendars, address books, horoscopes and more.

     The Company's products include the following:

     1. THE NETSALON ENTERPRISE is a suite of pre-built ASP applications, which can be fully branded to any company. The customer picks and chooses which applications their company can best benefit from including the Portal / Site Replicator, AeonCard, ezSiteBuilders, B2C SiteBuilders, Distance Learning, Portal Applications, etc. The Netsalon software applications reside on the Microsoft server platform in the NetSalon facility. The Enterprise is private branded with a business's name, logo, and site design and color scheme utilizing any domain name of choice. NetSalon stores all data on its Microsoft SQL servers located behind Cisco PIX firewalls and secured by 128bit SSL security certificates. NetSalon provides all technical support, 2nd level customer service, upgrades and maintenance.

     2. THE PORTAL / SITE REPLICATOR is an enterprise wide, replicating web site. The portal is designed to provide community, content, and commerce, branded with a company's information, name, logo, site design and color scheme and their company's affiliate information. Affiliate portals are websites custom made by NetSalon that can be used by direct selling representatives to display and sell products. The portal website is built and replicated through interactive procedures. The affiliate relationship was initially made popular by Amazon.com and has since been adopted by literally thousands of online retailers and wholesalers. The potential client in need of the NetSalon Enterprise affiliate portal/site replicator application would include; network marketing companies, non-profit / charitable organizations, Fortune 100, 500, and 1000 companies who have large sales forces, churches, schools, and unions, and insurance companies.

     3. AEONCARDS are CD-based business cards comprised of a "flash" movie whereby advertisements and information can be viewed. The AeonCard is designed and built over the Internet using interactive processes. The AeonCard is an online interactive generator that provides a way to create an interactive CD-ROM online. The AeonCard generator allows for the uploading of text and graphics, and then configures that content into a pre-selected template. Once the entering of data and graphics is complete or satisfactory, a preview option is provided to view the production. Once the preview tab has been clicked, the generator outputs a totally cool, interactive, executable flash movie. Once the build process is complete, the master can then be purchased online. Cut and shaped CD-ROMS are then replicated and mailed to the purchaser within 3 business days. All of these processes are accomplished online without contact with a physical person. The AeonCard Master License allows for the customer to download their presentations to their personal computer or email their presentations world-wide. The potential client in need of the AeonCard is any person or company with information, or products and service to market.

     4. EZSITEBUILDERS is an online wizard that provides users the ability to go online and develop a personal or family web site. NetSalon has over 85 family templates to choose from. This product was designed for the most illiterate of users and is very easy to use. Once the web site is created, it is deployed instantly. Users may at any time change or update information or templates without incurring any fees. The potential client in need of an ezSite would be anyone wanting to have a presence on the world-wide-web. There were over 3 million web sites sold through cooperative marketing companies in 2000.

     5. B2C SITEBUILDERS is an online wizard that provides users the ability to go online and develop a professional business Web site. NetSalon has over 85 professional templates to choose from. This product was designed for the most illiterate of users and is very easy to use. Once the web site is created, it is deployed instantly. Users may at any time change or update information or templates without incurring any fees. The potential client in need of an B2C would be anyone wanting to have a presence on the world wide web. There were over 3 million web sites sold through cooperative marketing companies in 2000.

     6. DISTANCE LEARNING / UNIVERSITIES are on-line interactive courses that provide educational material ranging from basic computer technology to highly technical areas of programming. NetSalon Distance Learning is a web based online training system utilizing Microsoft certified courseware. The Distance Learning is filled with over 435 courses ranging from basic computers to C++ certification. The potential client for this product is any organization, or group that needs to provide training for it's members, employees, customers or visitors.

     7. SHOPPING CART / INVENTORY MODULE is a system that covers all the needs for e-commerce Web sites. The NetSalon Shopping Cart System is the next generation shopping cart /e-commerce management system and dynamic site creation. It interfaces with the entire NetSalon enterprise and automates customer's site creation and product management. The shopping cart / inventory module is ideal for network marketing companies as it allows the company to set distributor pricing costs yet allows the distributor or affiliate to set their retail pricing. The NetSalon Shopping Cart System allows companies to concentrate on managing their products and not worrying about learning programming, HTML or database. And with its interface, there is no need to install complicated, limited functionality programs and buy/install a secure Digital Certificate. All credit cards, real-time processing, and e-mail notifications are handled by the shopping cart server, insuring customers do not miss a single order, while keeping their orders and customers' credit card numbers fully secured. The NetSalon Inventory Control Module is an Inventory or stock management system which allows customers to maintain a proper variety of required items, decrease inventory turnover, reduce and optimize inventory and safety stock levels, obtain lower raw material prices through creative supplier networking, eliminate obsolete items, increase cash flow and working capital, reduce storage cost, reduce insurance cost, reduce taxes, reduce downtime and include Admin Module Components.

     In a typical contract with a new multi-level marketing company, NetSalon will charge a fee to implement and develop the Company's business. This fee is paid as a percentage of revenues that the MLM company receives from new distributors/representatives and as a percentage of revenues from the sale of NetSalon's instant portal and other products through the distributors. NetSalon may also charge a monthly maintenance fee, which is paid from revenues collected by the MLM company.

NEW CUSTOMERS

     On January 8th, 2001 NetSalon acquired RBC / BizAdigm as a customer whereby NetSalon deployed the BizAdigm.net Enterprise. RBC / BizAdigm paid NetSalon $125,000 for the entire suite of NetSalon products and application. NetSalon continues to derive monthly revenues from RBC / BizAdigm from the sale of products and services provided by NetSalon and sold through their Network Marketing / Affiliate Network channel.

     On March 30th, 2001 NetSalon acquired Platinum Productions as a customer whereby NetSalon deployed the PlatProd.com Enterprise. Platinum Productions has paid NetSalon $125,000 for the entire suite of NetSalon products and applications. As of this filing Platinum Productions has yet to generate revenues.

     On April 6th, 2001 NetSalon acquired iPowerBiz as a customer whereby NetSalon deployed the iPowerPortal.com Enterprise. IPowerBiz paid NetSalon $30,000 for the NetSalon enterprise, replicating portal, distance learning and AeonCard systems. On August 15th, 2001 NetSalon dissolved its agreement with iPowerBiz due to non-payment by iPowerBi.

     NetSalon is currently in negotiations with Aerus Living regarding their proposed MLM program, and NetSalon is currently developing Aerus Living's backend administrative software solution. NetSalon has been paid $325,000 by Aerus Living for work performed thus far.

EMPLOYEES

     We currently have five employees. We intend to hire additional employees as the development of our business requires.

ITEM 2.  DESCRIPTION OF PROPERTY.

     During October 2001, the Company moved into a new co-location facility in Fort Myers, Florida where the Company is able to connect its severs to the Internet. The agreement with the landlord provides that the Company will pay $3,800 per month for twelve months for the Internet service and office space for three persons.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding, except as follows:

     During October 2001, Steve Little, a former employee of the Company, filed a complaint against the Company's subsidiary, in the District Court of Tarrant County, Texas. The complaint was part of a counter-claim against Mark Manuel who originally sued Mr. Little in August 2001. The suit alleges that Manuel promised Little a job with NetSalon where he would receive a salary of $20,000 a month and 3,000,000 shares of common stock. Little is seeking $70,000 in unpaid salary, loss of the value of the promised shares of stock and unspecified exemplary damages. The Company believes that the complaint is without merit and it intends to aggressively defend the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended June 30, 2001.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock has traded in the over-the-counter market since the first quarter of 2000, and is quoted on the OTC Bulletin Board under the symbol "NSLN."

     The following table sets forth the closing bid prices of the Common Stock for the periods indicated, as reported by the OTC Bulletin Board.

     QUARTER ENDED                           HIGH         LOW
     --------------                         -------     -------

     March 31, 2000                         $11.00      $3.00
     June 30, 2000                            4.50        .75

     September 30, 2000                       2.50       1.50
     December 31, 2000                         .625       .26
     March 31, 2001                           1.625       .375
     June 30, 2001                             .42        .26

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's common stock at October 5, 2001, was 2,032. This does not include shares held in street name.

     DIVIDENDS. The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

     PRIVATE SALES OF SECURITIES. During the quarter ended June 30, 2001, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to sell products and services. We may be unable to hire and retain our key sales, technical and management personnel; there may be other material adverse changes in our operations or business, and any or all of these factors may affect our ability to achieve our projected sales growth. Forward-looking information provided by the Company pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

RESULTS OF OPERATIONS

     During the year ended June 30, 2001 the Company reported revenue of $439,223 compared to revenue of $131,496 during the six months ended June 30, 2000. During August 2000, the Company made the decision to abandon the use of a multilevel marketing distribution model, and to sell its products through distributors, other multilevel marketing companies, and affinity organizations. The Company was successful in entering into several contracts with distributors and multilevel marketing companies, and the first sales were generated during the three months ended December 31, 2000. The Company expects the level of sales to increase during the current year.

     During the year ended June 30, 2001 the cost of revenue was $114,671 or 26.1% of sales, compared to $70,079 or 53.3% of sales during the six months ended June 30, 2000.

     Operating expenses for the year ended June 30, 2001 were $1,205,563 compared to $487,503 for the six months ended June 30, 2000. Research and development, general and administrative, and selling and marketing, all increased significantly as the Company received funding in connection with its reverse acquisition of a public company, and the level of activity increased.

     Interest expense increased significantly from $472 in the six months ended June 30, 2000 to $69,105 in the year ended June 30, 2001 due to the increased level of debt outstanding.

     The net loss was $959,047 in the year ended June 30, 2001 compared to $426,325 in the six months ended June 30, 2000. The increased loss was due to the large increase in operating expenses associated with increasing the Company's product line and developing marketing plans.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had a working capital deficit of $1,304,946. The Company's future existence is dependent upon closing those contracts now in negotiation, or alternatively to seek additional capital. It would be difficult for the Company to raise additional capital, particularly in view of the Company's poor financial condition and the reluctance of the participants in the equity markets to invest in speculative ventures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-15 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Officers of the Company are as follows:

      Name          Age            Positions and Offices Held
      ----          ---            --------------------------

Mark S. Manuel      36        President, Chief Executive Officer and
                              Director

Robert L. Proctor   35        Chief Operations Officer, Chief Information
                              Officer and Director

Donald E. Dinger    37        Director

     There is no family relationship between any Director or Executive Officer of NetSalon Corporation.

     Set forth below are the names of all of our Directors and Executive Officers, all positions and offices held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     MARK S. MANUEL - CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Manuel has served as Chief Executive Officer and a Director of the Company since August 17, 2000, and of NetSalon Corporation since July 2000. He was a founder and member of NetSalon L.L.C., the precedessor to NetSalon Corporation. NetSalon L.L.C. was formed in November 1998. From January 1998 through November 1998, he served as a consultant for Multisoft Corporation. During 1996 and 1997, he served as Vice President of High Opportunity Petroleum Enterprises in Arlington, Texas. During 1995, he served as Vice President of Integrity Commercial Restoration of Arlington, Texas.

     ROBERT L. PROCTOR - CHIEF OPERATIONS OFFICER, CHIEF INFORMATION OFFICER AND DIRECTOR. Mr. Proctor has served as Chief Operations Officer, Chief Information Officer and a Director since January 1, 2001. He has been involved in various capacities with NetSalon I, Inc., the Company's wholly-owned subsidiary, since it was founded in November 1998. From March 2000 until January 2001, he was the owner and President of BuiltPRO LLC, a company which provided website architecture, design and development. From 1996 until 1999, Mr. Proctor founded, owned and operated IDSI Online, which provided small to medium websites for the MLM, network marketing and direct sales industries. In 1999, he merged IDSI with two other partners to form Syntechs Corporation, where he served as webmaster, director of creative development and sales manager. From 1992 until 1995, he was the owner and sales manager of Trendz/Pizazz Imports and Wholesale, an import/export clothing and accessories company. From 1986 to 1993, Mr. Proctor worked as collections supervisor, credit manager, human resources manager, and assistant to the comptroller of TBS.

     DONALD E. DINGER - DIRECTOR. Mr. Dinger has served as a director of the Company since August 17, 2000. He graduated from the University of Texas with a BBA degree in Finance and Accounting in 1989. Since 1993, Mr. Dinger has been the owner and President of Austen Construction Management, a construction company which builds homes and commercial buildings.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except as follows: The three directors filed their Form 3's one year late and Mr. Manuel filed a Form 5 reporting several gift transactions one month late.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding executive compensation for the Company's Chief Executive Officer. No other executive officer received compensation in excess of $100,000 for the fiscal year ended June 30, 2001, and no amounts were paid to any executive officer during the prior two fiscal years.

                                    SUMMARY COMPENSATION TABLE


                                                           Long-Term Compensation
                                                      -------------------------------
                              Annual Compensation             Awards          Payouts
                           ------------------------   ---------------------   -------
                                                                   Securi-
                                                                    ties
                                                                   Underly-
                                             Other                   ing                 All
                                             Annual   Restricted   Options              Other
Name and Principal                           Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary   Bonus   sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------  -----   ------   ----------   --------   -------   -------
Mark S. Manuel,      2001   $180,000   0       0          0            0         0        0
 Chief Executive               (1)
 Officer
___________________

(1) $62,000 of this salary was deferred.

     The Company entered into a three-year employment agreement effective January 1, 2001, with Robert Proctor, the Company's Chief Information's Officer, pursuant to which Mr. Proctor is paid a base salary of $120,000 per year. He was also paid a relocation allowance of $6,396 for moving from Oregon to the Company's offices in Fort Myers, Florida.

DIRECTOR COMPENSATION

     Each Director is reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     The following table sets forth, as of September 30, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

       Name and Address         Amount of Beneficial     Percentage
     of Beneficial Owner             Ownership            of Class
     -------------------        --------------------     ----------

Mark S. Manuel                        9,740,963 (1)         49.6%
2000 Main Street, Suite 202
Fort Myers, FL  33901

Donald E. Dinger                        925,000              4.7%
2000 Main Street, Suite 202
Fort Myers, FL  33901

Robert L. Proctor                         1,000               *
2000 Main Street, Suite 202
Fort Myers, FL  33901

All Directors and Officers           10,666,963 (1)         54.3%
as a Group (3 persons)
______________________

(1) Includes 8,815,963 shares held directly by Mr. Manuel, 825,000 shares held in the name of Mr. Manuel's wife, and 100,000 shares held in the names of Mr. Manuel's two minor children.

 *   Less than 1 percent.

ITEM 12.  CERTAIN TRANSACTIONS

     On August 17, 2000, the Company completed the acquisition of approximately 99% of the outstanding common stock of NetSalon Corporation, a Delaware corporation ("NetSalon"), in exchange for approximately 16,562,193 shares of the Company's Common Stock (approximately 85% of the shares now outstanding).

     The stock issuances were made pursuant to a Share Exchange Agreement ("Agreement") between the Company and NetSalon. The terms of the Agreement were the result of negotiations between the managements of the Company and NetSalon. However, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinion or evaluation.

     Included in the 16,562,193 shares issued were shares issued to the following persons who are now Officers and Directors of the Company, in the amounts shown:

                        Mark Manuel    -  9,223,963
                        Donald Dinger  -    925,000

     As of June 30, 2001, the Company owed $177,692 to Donald Dinger, a director and shareholder, for loans Mr. Dinger made to the Company in its early stages of development. During the year ended June 30, 2001, a total of $5,000 was paid to Mr. Dinger and this was applied against interest.

     Mr. Manuel is owed $86,500 for loans he has made to the Company.

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION
-------   -----------                   --------

  3.1     Certificate of                Filed herewith electronically
          Incorporation

 10.1     Share Exchange Agreement      Incorporated by reference to
          between Makepeace Capital     Exhibit 10 to the Registrant's
          Corp. and NetSalon            Report on Form 8-K dated August
          Corporation                   17, 2000

 21       Subsidiaries of the           Filed herewith electronically
          Registrant


     (b) The Company filed no Reports on Form 8-K during the last quarter of the period covered by this Report.

                             NETSALON CORPORATION

                                Table of Contents

                                                                  Page

Independent Auditors' Report                                       F-2

Consolidated Financial Statements:

  Consolidated Balance Sheet                                       F-3

  Consolidated Statements of Operations                            F-4

  Consolidated Statement of Shareholders' Deficit                  F-5

  Consolidated Statements of Cash Flows                            F-6

Notes to Consolidated Financial Statements                     F-7 - F-15

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of NetSalon Corporation

We have audited the accompanying consolidated balance sheet of NetSalon Corporation (a Delaware Corporation) as of June 30, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended and the six months ended June 30, 2000. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSalon Corporation as of June 30, 2001, and the consolidated results of operations and cash flows for the year then ended and for the six months ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $959,047 during the year ended June 30, 2001, and, as of that date, had a working capital deficiency of $1,304,946 and stockholders' deficit of $1,279,377. As described more fully in Notes 5 and 8 to the financial statements, the Company is in payment default under certain notes payable and in arrears on accounts with certain vendors which, among other things, may cause the balance to be due upon demand. The Company is not aware of any alternate sources of capital to meet such demands, if made. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Travis, Wolff & Company

November 8, 2001
Dallas, Texas

                               NETSALON CORPORATION
                            Consolidated Balance Sheet
                                  June 30, 2001

ASSETS

Current assets:
     Cash                                                 $     -
     Accounts receivable                                         664
     Prepaid rent                                              4,818
     Software licenses                                        91,200
                                                          ----------
                                                              96,682

Capitalized software costs, net of accumulated
amortization of $1,479                                        15,617

Property and equipment, net of accumulated
depreciation of $7,925                                        54,989
                                                          ----------
                                                          $  167,288
                                                          ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                $  219,215
     Deferred revenue                                        268,591
     Notes payable                                           523,803
     Loans payable to shareholders                           390,019
                                                          ----------
                                                           1,401,628
                                                          ----------

Non current liabilities:
     Deferred revenue                                         45,037
                                                          ----------
Commitments and contingencies (Note 10)                            -

Shareholders' deficit:
     Preferred stock - 20,000,000 shares authorized;
      $.001 Par; no shares issued                                  -
     Common stock - 100,000,000 shares authorized;
      $.001 Par; 19,630,900 shares issued                     19,630
     Additional paid-in capital                              933,921
     Accumulated deficit                                  (2,232,928)
                                                          ----------
                                                          (1,279,377)
                                                          ----------
                                                          $  167,288
                                                          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            NETSALON CORPORATION
                    Consolidated Statements of Operations

                                          For the Year    For the Six Months
                                             Ended               Ended
                                          June 30, 2001      June 30, 2000
                                          -------------   ------------------

Revenue:
     Enterprise implementation             $   210,245       $       -
     Consulting and custom programming         142,677               -
     Licenses                                   78,256         131,496
     Other revenue                               8,045               -
                                           -----------       ---------
                                               439,223         131,496

Cost of revenue                                114,671          70,079
                                           -----------       ---------
Gross margin                                   324,552          61,417

Operating expenses:
     Research and development                  194,909          59,015
     General and administrative expenses       687,257         262,466
     Selling and marketing                     323,397         166,022
                                           -----------       ---------
                                             1,205,563         487,503
                                           -----------       ---------
Operating loss                                (881,011)       (426,086)

Other income and (expenses):
     Disposition of fixed assets               (12,635)              -
     Interest income                             3,704             233
     Interest expense                          (69,105)           (472)
                                           -----------       ---------
                                               (78,036)           (239)
                                           -----------       ---------
Net loss                                   $  (959,047)      $(426,325)
                                           ===========       =========

Basic and diluted loss per share:
     Basic loss per common share           $     (0.05)
                                           ===========
     Weighted average common shares
     outstanding                            17,558,405
                                           ===========
     Diluted earnings per common share     $     (0.05)
                                           ===========
     Weighted average diluted common
     shares outstanding                     17,558,405
                                           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              NETSALON CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                     Common Stock          Additional    Common
                               -------------------------    Paid-in       Stock      Accumulated
                                  Shares        Amount      Capital     Subscribed     Deficit         Total
                               -------------   ---------   ----------   ----------   ------------   -----------
Members' equity at January
1, 2000                                    -   $     -     $      -     $      -     $  (847,556)   $  (847,556)

Deposits on common stock                   -         -            -      473,551               -    $   473,551

Net loss for the six-months
ended June 30, 2000                        -         -            -            -        (426,325)      (426,325)
                               -------------   ---------   ----------   --------     ------------   -----------

Members' equity at June 30,
2000                                       -         -            -      473,551      (1,273,881)     (800,330)

Reverse acquisition merger with
Makepeace Capital Corp.:

  Application of stock deposits
  for stock issued                         -        -       473,551     (473,551)              -             -

  Assumption of outstanding
  Makepeace Capital Corp.          3,857,500    3,857       525,273       28,500        (474,180)       83,450

  Liquidation of Makepeace
  Capital Corp. net assets that
  reverted back to majority
  shareholder in return for
  cancellation of common stock    (2,912,896)  (2,913)      (80,537)           -               -       (83,450)

  Issuance of Makepeace common
  stock to acquire NetSalon       31,186,053   31,186       (31,186)           -               -             -

  Recapitalization of Makepeace
  shareholders' deficit and
  deposits on common stock                 -        -      (445,680)     (28,500)        474,180             -

  Stock issued for consulting
  services and finders fees        5,100,396    5,100        (5,100)           -               -             -

  Sale of common stock net
  of finders fees of $200,000      2,030,000    2,030       477,970            -               -       480,000

  1 for 2 reverse stock split    (19,630,153) (19,630)       19,630            -               -             -

Net loss                                   -        -             -            -         (959,047)    (959,047)
                               -------------   -------     --------     --------     ------------   -----------
Shareholders' deficit June 30,
2001                              19,630,900   $19,630     $933,921     $      -     $ (2,232,928)  $(1,279,377)
                               =============   =======     ========     ========     ============   ===========


The accompanying notes are an integral part of these financial statements.

                              NETSALON CORPORATION
                      Consolidated Statements of Cash Flows
                        For the Year Ended June 30, 2001
                      and the Six Months Ended June 30, 2000

                                                  2001          2000
                                               ----------     ---------
Net loss                                       $ (959,047)    $(426,325)

Adjustments to reconcile net loss to
cash used in operating activities:
 Depreciation of property and equipment            8,582          3,167
 Loss on asset disposition                        12,635              -
 Amortization of capitalized software costs        1,479              -
Change in assets and liabilities:
 Increase in accounts receivable                    (664)             -
 Increase in prepaid rent                         (4,818)             -
 Increase in software licenses                   (91,200)             -
 Increase (decrease) in accounts payable
  and accrued expenses                           199,724       (110,302)
 Increase in accrued shareholder fee payable      63,000              -
 Increase in officer (shareholder)
  compensation payable                            62,827              -
 Increase (decrease) in officer
  (shareholder) expense payable                  (40,931)        15,718
 Deferred revenue                                313,628              -
                                              ----------      ---------
     Net cash used in operating activities      (434,785)      (517,742)

Cash flows from investing activities:
 Proceeds from sale of certificate of deposit    100,000              -
 Purchase of certificate of deposit                    -       (100,000)
 Capitalized software costs                      (17,096)             -
 Cash received from disposition of
  property and equipment                           4,700          2,000
 Purchase of property and equipment              (51,621)             -
                                              ----------      ---------
     Net cash provided by (used in)
     investing activities                         35,983        (98,000)

Cash flows from financing activities:
 Proceeds from private placement (net
  of $200,000 in finder's fees)                  482,096              -
 Proceeds received as deposits on common stock         -        473,551
 Repayment of Synet payable                            -        (25,000)
 Repayment of settlement note payable            (90,000)             -
 Proceeds from working capital advanced
  by shareholder                                       -        100,000
 Repayments of working capital advances
  by shareholder                                 (13,500)             -
 Shareholder loan advances                             -        280,000
 Repayments of shareholder loan payable          (50,000)      (164,808)
 Advances from bank note payable                 100,000              -
 Principal repayment of bank note payable       (100,000)             -
                                              ----------      ---------
     Net cash provided by financing
      activities                                 328,596        663,743
                                              ----------      ---------
Increase (decrease) in cash                      (70,206)        48,001
Cash, beginning of period                         70,206         22,205
                                              ----------      ---------
Cash, end of period                           $        -      $  70,206
                                              ==========      =========
Additional cash flow disclosures
 Interest paid                                $   30,096      $       -
Noncash Transactions
 Purchase of office furniture and fixtures
 through direct loan installment              $   11,293      $       -

The accompanying notes are an integral part of these consolidated financial statements.

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2001

Note 1 - Organization

Operations and business description

NetSalon Corporation ("NetSalon" or the "Company") is primarily an enterprise application development company providing internet-based applications for large affinity and direct sales companies. NetSalon also provides custom web development, database design, multi-media application development and other consulting services. The Company's products are described as follows:

NETSALON ENTERPRISE is a suite of pre-built applications, which can be fully branded to any company. Customers of NetSalon select applications that benefit them best including affiliate portals (Portal / Site Replicator); AeonCards; ezSiteBuilders for individuals and B2C SiteBuilders for businesses; and NetSalon Universities (Distance Learning).

The NetSalon software resides on the Microsoft server platform in the NetSalon Tier1 facility. The Enterprise is privately branded for each customer with their business's name, logo, site design, and color scheme utilizing any domain name of choice. NetSalon stores all data on customer servers. NetSalon Corporation provides all technical support, second level customer service, upgrades and maintenance.

AFFILIATE PORTALS (PORTAL / SITE REPLICATOR) is an enterprise wide, replicating web site. The portal is designed to provide community, content, and commerce, branded with a customer's information, name, logo, site design and color scheme and their company's affiliate information. Affiliate portals are websites custom made by NetSalon that can be used by direct selling representatives to display and sell products. The portal website is built and replicated through interactive procedures.

EZSITEBUILDERS AND B2C BUILDERS are online wizards that provide users the ability to go online and develop personal and business web sites, respectively. NetSalon has over 85 family templates to choose from for personal and business purposes. This product was designed for the most illiterate of users. Once the web site is created, it is deployed instantly. Users may at any time change or update information or templates without incurring any fees.

AEONCARDS are CD-based business cards comprised of a "flash" movie whereby advertisements and information can be viewed. The AeonCard is designed and built over the Internet using interactive processes. The AeonCard is an online interactive generator that provides a way to create an interactive CD-ROM online. The AeonCard generator allows for the uploading of text and graphics, and then configures that content into a pre-selected template. Once the entering of data and graphics is complete or satisfactory, a preview options is provided to view the production. Once the preview tab has been clicked, the generator creates an executable flash movie. Once the build process is complete, the master can then be purchased online. Cut and shaped

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2001

Note 1 - Organization (Continued)

Operations and business description - continued

CD-ROMS are then replicated and mailed to the purchaser within 3 business days. All of these processes are accomplished online without contact with a physical person. The AeonCard Master License allows for the customer to download their presentations to their personal computer or email their presentations worldwide.

UNIVERSITIES (DISTANCE LEARNING) are on-line interactive courses that provide educational material on over 400 courses ranging from basic computer technology to highly technical areas of programming. NetSalon Distance Learning is a web based online training system utilizing Microsoft certified courseware. The Distance Learning is filled with over 435 courses ranging from basic computers to C++ certification.

Basis of Consolidation

These consolidated financial statements include the accounts of NetSalon Corporation and NetSalon I, Inc. All significant intercompany transactions have been eliminated.

Merger

NetSalon Corporation (NetSalon Corp.), previously named Makepeace Capital Corp. (Makepeace), acquired 99% of NetSalon I, Inc., previously named NetSalon Corporation (Legacy NetSalon), pursuant to an August 17, 2000 share exchange agreement (Merger Agreement) herein referred to as Merger. After the Merger, Makepeace took on the name of NetSalon Corporation and the acquired Legacy NetSalon changed its name to NetSalon I, Inc. In accordance with the Merger Agreement, Makepeace transferred its existing assets and liabilities to its former majority shareholder. Makepeace had no assets or liabilities as of the Merger date. As required, the Merger is accounted for as a reverse acquisition whereby Legacy NetSalon was defined as the accounting acquirer while Makepeace was the legal acquirer.

Because of the reverse acquisition and in accordance with SEC regulations, comparative information does not reflect Makepeace Capital Corp. operations, but reflects Legacy NetSalon operations. Legacy NetSalon originally maintained a calendar year accounting period while Makepeace maintained a fiscal year accounting period ending on June 30 of each year. The new entity, NetSalon Corp., is keeping the same accounting period as Makepeace. These financial statements reflect the activities of NetSalon for the year ended June 30, 2001 and reflect the comparative activities for the six months ended June 30, 2000 (transition period).

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2001

Note 1 - Organization (Continued)

Merger - continued

Legacy NetSalon began operations in November 1998 developing internet-based technologies and had reached a point of technical feasibility with its products by December 31, 2000. During 2000, Legacy NetSalon emerged from its developmental stage, merged its activities with Makepeace to result in a newly-formed legal entity operating as NetSalon Corporation, and established itself in the marketplace obtaining customers and establishing its business model.

Other

NetSalon had been reported as a developmental stage company at December 31, 1999. The Company has subsequently emerged from its developmental stage.

These financial statements should be read in conjunction with the Makepeace June 30, 2000 10-K.

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, growth of the internet and electronic commerce, new product development, actions of competitors, and availability of sufficient capital and a limited operating history.

Note 2 - Summary of Significant Accounting Policies

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

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2001

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. For this report, cash and cash equivalents is solely comprised of the amount available in checking accounts.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. No allowance was necessary as of June 30, 2001.

Software Licenses

Software licenses represent rights to use self-study content purchased from a third party that is used to support NetSalon University courses. These licenses are recorded at cost and are charged to earnings when sold.

Capitalized Software Costs

The Company capitalized $17,096 of programming and related expenses as required by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" during fiscal year 2001. The capitalized software development is being amortized over 24 months. Amortization for the year was $1,479.

Property and Equipment

Property and equipment are stated at cost and depreciated over estimated useful lives of three to seven years using the straight-line method. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of items sold or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts and gains or losses are reflected in current operations.

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2001


Note 2 - Summary of Significant Accounting Policies (Continued)

In addition, the Company periodically reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposition of an asset is less than the carrying value, the asset is reduced to its fair value. There was no impairment recognised in the periods presented herin.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Legacy NetSalon converted from a limited liability company to a subchapter C corporation in July 2000. Prior to the conversion, all federal income taxes were reported on the individual income tax returns of the members.

Revenue Recognition and Deferred Revenue

Fees for enterprise implementation and software licenses are generally paid in advance. The fees are deferred and recognized on a straight-line basis over the period of the applicable agreement or contract, which are generally 12 to 24 months. Revenues for consulting and custom programming is recorded as earned or using the percent-complete method as appropriate.

Deferred revenue consists of $146,422 in deferred enterprise implementation fees, $167,206 in deferred license fees.

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2001

Note 3 - Property and Equipment

Property and equipment was composed of the following at June 30, 2001:

     Computer equipment                  $    48,475
     Furniture and fixtures                   14,439
     Property and equipment, gross            62,914
                                         -----------
     Less accumulated depreciation             7,925
                                         -----------
     Property and equipment, net         $    54,989
                                         ===========

Depreciation expense amounted to $8,582 for the year ended June 30, 2001. The Company disposed of $15,457 in assets during the year ended June 30, 2001.

Note 4 - Notes Payable

Notes payable consisted of the following at June 30, 2001:

   Note payable represents an obligation payable
   over the next twelve months for office furniture
   and equipment.  The note agreement specifies an
   interest rate of 9% per annum and is collateralized
   by the specific assets.                                 $  11,293

   Note payable to former investor.  Bears interest at
   a rate of 9% per annum.  Pursuant to a renegotiated
   agreement effective May 2001, monthly payments of
   $5,000 were required through October 2001 with
   monthly payments of $25,000 beginning in November
   2001.  This note payable has been classified as a
   current liability due to payment default.  Accrued
   interest amounted to $13,825 at June 30, 2001.            512,510
                                                           ---------
                                                           $ 523,803
                                                           =========

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2001


Note 5 - Related Party Transactions

   Related party loans and payables were comprised of the following as of June 30, 2001:

   Note payable to shareholder requiring monthly payments
   of $5,000 per month including interest at a rate of 12%
   per annum.  Accrued interest amounted to $25,184 at June
   30, 2001.  This note payable has been classified as
   current due to payment default.                         $ 177,692

   Officer (Shareholder) compensation accrued, but not
   paid at June 30, 2001.                                     62,827

   Due to an officer and shareholder for working
   capital advances.                                          86,500

   Due to shareholder and ex-officer for unpaid
   compensation.                                              63,000
                                                           ---------
                                                           $ 390,019
                                                           =========

During fiscal year 2001, the Company acquired computer equipment for $8,075 from a company owned by an officer and shareholder. The Company incurred legal fees of $15,000 and $40,524 to law firms affiliated with shareholders of the Company.

Note 6 - Income Taxes

At June 30, 2000, no income tax provision was recorded since the Company was a limited liability company. The federal income tax provision for the year ended June 30, 2001 is summarized below (the company has no state income taxes):

     Current federal income tax benefit              $ 334,994
     Deferred income taxes                             (12,110)
     Establishment of valuation allowance             (322,884)
                                                     ---------
     Total benefit for income taxes                  $       -
                                                     =========

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes for the year ended June 30, 2001 is as follows:


     Computed benefit at the federal statutory
       rate of 34%                                   $ 326,076
     Establishment of valuation allowance             (322,844)
     Other                                              (3,192)
                                                     ---------
                                                     $       -
                                                    ==========
     Effective tax rate                                     0%

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2001

Note 6 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 2001 are as follows:

     Deferred tax asset - net operating loss
      carryforward                                 $ 334,994

     Deferred tax liabilities
      Difference between book and tax
       depreciation                                    6,800
      Difference between book and tax research
       and development costs                           5,310
                                                   ---------
                                                      12,110
                                                   ---------
     Total deferred tax asset before valuation
      allowance                                      322,884
     Valuation allowance                            (322,884)
                                                   ---------
     Net deferred taxes                            $       -
                                                   =========

Note 7 - Stock and Warrants

Approximately 38,316,000 shares of new stock (before the reverse stock split) were issued and approximately 2,912,000 shares were cancelled as part of the Merger Agreement between Makepeace Capital Corp. and NetSalon Corporation.
All shares have similar voting rights with no restrictions. Approximately 756,000 class A warrants are outstanding as of June 30, 2001 that enable the holders to purchase common shares at $5.00 per share. These warrants expire on February 8, 2003. No new warrants were issued and no warrants were exercised during the year ended June 30, 2001. The warrants were considered to have no value at June 30, 2001.

As part of an employee agreement, an officer of the Company will receive 1,000,000 stock options with an additional 500,000 and 500,000 options being granted on January 1, 2002 and 2003, respectively.

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2001


Note 8 - Going Concern Issues Arising from Recurring Losses, Cash Flow Problems and Default on Debt

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations. As of June 30, 2001, the Company's current liabilities exceeded its current assets by $1,305,000 and its total liabilities exceeded its total assets by $1,279,000. Additionally, as of June 30, 2001, the Company was in arrears for principal and interest payments on certain debt. Because of the default, the Company has classified the debt as current liabilities. Management has been able to reduce certain operating costs, broadened its marketing efforts on a larger target market, launched a new advertising campaign and hired a new salesman. Management believes that these initiatives will contribute toward profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 9 - Concentrations

For the year ending June 30, 2001, one customer accounted for 62 percent of the revenue. Two other customers accounted for 11.4 and 13.6 percent, respectively.

Note 10 - Commitments and contingencies

Certain disagreements exist between the Company and 4N International (4N), an unrelated document production organization, concerning certain marketing and other products created by 4N. 4N stipulates that the Company owes them approximately $40,000. The Company's management believes that 4N owes them an unspecified amount. Management believes that the Company will be successful in this dispute.

The President of the Company has issued a lawsuit against a terminated employee (Defendant) originally hired to market certain aspects of the Company. The Defendant has filed a counterclaim against the President and NetSalon. The Defendant, in the counterclaim, seeks to recover actual damages of $70,000 and other unspecified damages for alleged misrepresentation concerning compensation arrangements and opportunities with the Company. The ultimate outcome of this litigation cannot presently be determined. However, in management's opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NETSALON CORPORATION



Dated:  November 9, 2001            By:/s/Mark Manuel
                                       Mark Manuel, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                 Capacity                   Date
           ---------                 --------                   ----



/s/ Mark S. Manuel             President Chief Executive  November 9, 2001
Mark S. Manuel                 Officer and Director



____________________________   Director                   November 9, 2001
Donald E. Dinger



/s/ Robert L. Proctor          Chief Operations Officer   November 9, 2001
Robert L. Proctor              and Director