Form 10QSB
period 2001-09-30
NETSALON CORP
filed 2001-12-19
CIK 1069211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For Quarter Ending September 30, 2001

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

                                Yes [ X ] No [ ]




As of December 15, 2001, 19,630,900 common shares, $.001 par value per share, were outstanding.









                             NETSALON CORPORATION

                                     INDEX

                                                                 Page
Part I FINANCIAL INFORMATION

   Item 1.

      Balance Sheet as of September 30, 2001 (Unaudited)           3

      Consolidated Statements of Operations for the
       three months ended September 30, 2001 and
       September 30, 2000 (unaudited)                              4

      Statement of Cash Flows for the three months ended
       September 30, 2001 and September 30, 2000 (Unaudited)       5

      Notes to Unaudited Consolidated Financial Statements         6

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         12

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                      13

   Item 2. Changes in Securities                                  13

   Item 3. Default on Senior Securities                           13

   Item 4. Submission of Matters to a Vote of Security Holders    13

   Item 5. Other Information                                      13

   Item 6. Exhibits and Reports on Form 8-K                       13

SIGNATURES                                                        13

                             NETSALON CORPORATION

                      Consolidated Balance Sheet (Unaudited)

                              September 30, 2001

ASSETS

Current assets:
   Cash                                                  $     1,475
   Software licenses                                         110,477
                                                         -----------
                                                             111,952

   Capitalized software costs, net of accumulated
     amortization of $4,659                                   27,232
   Property and equipment, net of accumulated
     depreciation of $11,912                                  39,174
                                                         -----------
                                                         $   178,358
                                                         ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                 $   287,700
   Deferred revenue                                          427,619
   Notes payable                                             512,510
   Loans payable to shareholders                             370,019
                                                         -----------
                                                           1,597,848
                                                         -----------

Non current liabilities:
   Deferred revenue                                           27,238
                                                         -----------

Commitments and contingencies (Note 9)                          -

Shareholders' deficit:
   Preferred stock - 20,000,000 shares authorized;
    $.001 Par; no shares issued                                 -
   Common stock - 100,000,000 shares authorized;
    $.001 Par; 19,630,900 shares issued                       19,630
   Additional paid-in capital                                933,921
   Accumulated deficit                                    (2,400,279)
                                                         -----------
                                                          (1,446,728)
                                                         -----------
                                                         $   178,358
                                                         ===========




The accompanying notes are an integral part of these consolidated financial statements.

                             NETSALON CORPORATION

                Consolidated Statements of Operations (Unaudited)

                                 For the Three Months   For the Three Months
                                       Ended                    Ended
                                  September 30, 2001     September 30, 2000
                                 --------------------   --------------------

Revenue:
  Enterprise implementation          $    22,122            $      -
  Consulting and custom
   programming                            72,550                   -
  Licenses                                56,886                   -
                                     -----------            -----------
                                         151,558                   -

Cost of revenue                           18,881                  7,682
                                     -----------            -----------
Gross margin                             132,677                 (7,682)

Operating expenses:
  Research and development                44,618                 68,024
  General and administrative
   expenses                              157,745                239,053
  Selling and marketing                   77,127                 77,716
                                     -----------            -----------
                                         279,490                384,793
                                     -----------            -----------
Operating loss                          (146,813)              (392,475)
                                     -----------            -----------
Other income and (expenses):
  Disposition of fixed assets             (2,933)                  -
  Interest expense                       (17,602)               (11,685)
                                     -----------            -----------
                                         (20,535)               (11,685)
                                     -----------            -----------
Net loss                             $  (167,348)           $  (404,160)
                                     ===========            ===========
Basic and diluted loss per share:
  Basic loss per common share        $    (0.009)           $    (0.021)
                                     ===========            ===========
  Weighted average common shares
   outstanding                        19,630,900             19,630,900
                                     ===========            ===========
  Diluted earnings per common share  $    (0.009)           $    (0.021)
                                     ===========            ===========
  Weighted average diluted common
   shares outstanding                 19,630,900             19,630,900
                                     ===========            ===========



The accompanying notes are an integral part of these consolidated financial statements.

                             NETSALON CORPORATION

              Consolidated Statements of Cash Flows (Unaudited)

            For the Three Months Ended September 30, 2001 and 2000

                                                    2001           2000
                                                  ---------      ---------
Net loss                                          $(167,348)     $(404,160)

Adjustments to reconcile net loss to cash
 provided by (used in) operating activities:
  Depreciation of property and equipment              4,132          1,972
  Loss on asset disposition                           2,933           -
  Disposition of furniture                           (2,056)          -
  Amortization of capitalized software costs          3,181           -
Changes in operating assets and liabilities:
  Decrease in accounts receivable                       664           -
  Decrease (Increase) in prepaid rent                 4,818         (6,828)
  (Increase) in software licenses                   (19,277)          -
  Increase in accounts payable and accrued
   expenses                                          68,485          8,059
  Increase in deferred revenue                      141,229           -
  Increase in accrued compensation to officer
   (shareholder)                                     45,000           -
  (Decrease) in officer (shareholder) expense
   payable                                             -           (30,955)
                                                  ---------      ---------
     Net cash provided by (used in) operating
      activities                                     81,761       (431,912)
                                                  ---------      ---------
Cash flows from investing activities:
 Capitalized software costs                         (14,796)          -
 Cash receipts from sale of assets                     -             4,700
 Purchase of equipment                                 (490)          -
                                                  ---------      ---------
     Net cash provided by (used in) investing
      activities                                    (15,286)         4,700
                                                  ---------      ---------
Cash flows from financing activities:
 Proceeds from sale of common stock                    -           480,000
 Advances from bank loan                               -           100,000
 Repayment of settlement note payable                  -           (61,500)
 Repayments of shareholder loan                        -           (50,000)
 Repayments of officer (shareholder) advances       (65,000)          -
                                                  ---------      ---------
     Net cash provided by (used in) financing
      activities                                    (65,000)       468,500
                                                  ---------      ---------
Increase in cash                                      1,475         41,288
Cash, beginning of period                              -            70,206
                                                  ---------      ---------
Cash, end of period                               $   1,475      $ 111,494
                                                  =========      =========
Additional cash flow disclosures - Interest paid  $  20,000      $    -
Noncash Transactions - Purchase of office
 furniture and fixtures through direct loan
 installment                                      $  11,293      $    -

The accompanying notes are an integral part of these financial statements.

                              NETSALON CORPORATION
               Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001

NOTE 1 - ORGANIZATION

OPERATIONS AND BUSINESS DESCRIPTION

NetSalon Corporation ("NetSalon" or the "Company") is an application service provider and has been actively involved in high-tech product development since
its formation in late 1998.   The Company's products consist of the NetSalon
enterprise including the affiliate portal (portal site replicator), ezSiteBuilders, AeonCards, and University courses. The Company's products are described as follows:

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

The customers of the Company are primarily direct-selling companies. NetSalon also provides custom web development, database design, multi-media application development and other consulting services.

BASIS OF CONSOLIDATION

These consolidated financial statements include the accounts of NetSalon Corporation and NetSalon I, Inc. All significant intercompany transactions have been eliminated. These financial statements should be read in conjunction with the NetSalon June 30, 2001 10-K.

OTHER

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, growth of the internet and electronic commerce, new product development, actions of competitors, and availability of sufficient capital and a limited operating history.

                              NETSALON CORPORATION
               Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001
                                   (Continued)

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

ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. No allowance was necessary as of September 30, 2001.

SOFTWARE LICENSES

Software licenses represent rights to use self-study content purchased from a third party that is used to support NetSalon University courses. These licenses are recorded at cost and are charged to earnings when sold.

CAPITALIZED SOFTWARE COSTS

The Company capitalized $14,796 and $0 during the quarters ended September 30, 2001 and 2000, respectively, of programming and related expenses as required by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Capitalized software costs are amortized over a period of 24 months. Amortization expense for the quarter ended September 30, 2001 amounted $3,181.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated over estimated useful lives of three to seven years using the straight-line method. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of items sold or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts and gains or losses are reflected in current operations.

                              NETSALON CORPORATION

               Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT (Continued)

In addition, the Company periodically reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposition of an asset is less than the carrying value, the asset is reduced to its fair value. There was no impairment recognized in the periods presented herein.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and liabilities.

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

Deferred revenue consists of $326,751 in deferred enterprise implementation fees and $128,106 in deferred license fees at September 30, 2001.

                               NETSALON CORPORATION
               Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001
                                   (Continued)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at September 30, 2001:

           Computer equipment                $ 48,965
           Furniture and fixtures               2,120
                                             --------
           Property and equipment, gross       51,085

           Less accumulated depreciation       11,911
                                             --------
           Property and equipment, net       $ 39,174
                                             ========

Depreciation expense amounted to $4,132 and $1,972 for the quarters ended September 30, 2001 and 2000, respectively. The Company disposed assets with a combined net book value of $2,933 during the quarter ended September 30, 2001.

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2001:

Note payable to former investor.  Bears interest at
a rate of 9% per annum.  Pursuant to a renegotiated
agreement effective May 2001, monthly payments of
$5,000 were required through October 2001 with monthly
payments of $25,000 beginning in November 2001.  This
note payable has been classified as a current liability
due to payment default.  Accrued interest amounted to
$16,239 at September 30, 2001.                                    512,510
                                                                 ========

NOTE 5 - RELATED PARTY TRANSACTIONS

Related party loans and payables were comprised of the following as of September 30, 2001:

Note payable to shareholder requiring monthly payments of
$5,000 per month including interest at a rate of 12% per
annum.  Accrued interest amounted to $20,384 at September
30, 2001.  This note payable has been classified as current
due to payment default.  $50,000 and $10,000 were paid
toward this note during the quarters ended September 30,
2001 and 2000, respectively.                                     $177,692

Officer (Shareholder) compensation accrued, but not paid
at September 30, 2001.  No payments were made against this
liability for the quarter ended September 30, 2001.               107,827

Due to an officer/shareholder for working capital advances.
Approximately $65,000 and $0 were paid against this indebted-
ness for the quarters ended September 30, 2001 and 2000,
respectively.                                                      21,500

                              NETSALON CORPORATION
               Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001
                                   (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Due to shareholder and ex-officer for unpaid compensation.
No payments were made against this indebtedness during the
quarter ended September 30, 2001.                                  63,000
                                                                 --------
                                                                 $370,019
                                                                 ========

The Company paid legal fees of $12,684 to a law firm that is also a shareholder of the Company during the quarter ended September 30, 2001 and 2000, respectively.

NOTE 6 - STOCK AND WARRANTS

As of September 30, 2001, no preferred shares are issued. All shares have similar voting rights. Approximately 756,000 class A warrants are outstanding as of June 30, 2001 that enable the holders to purchase common shares at $5.00 per share. These warrants expire on February 8, 2003. No new warrants were issued and no warrants were exercised during the quarter ended September 30, 2001. The warrants were considered to have no value at September 30, 2001.

As part of an employee agreement, an officer of the Company will receive 1,000,000 stock options with an additional 500,000 and 500,000 options being granted on January 1, 2002 and 2003, respectively.

NOTE 7 - GOING CONCERN ISSUES ARISING FROM RECURRING LOSSES, CASH FLOW PROBLEMS AND DEFAULT ON DEBT

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations. As of September 30, 2001, the Company's current liabilities exceeded its current assets by $1,485,896 and its total liabilities exceeded its total assets by $1,446,728. Additionally, as of September 30, 2001, the Company was in arrears for principal and interest payments on certain debt. Because of the default, the Company has classified the debt as current liabilities. Management has been able to reduce certain operating costs, broadened its marketing efforts on a larger target market, launched a new advertising campaign and hired a new salesman. Management believes that these initiatives will contribute toward profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - CONCENTRATIONS

For the quarter ended September 30, 2001, one customer accounted for 60 percent of revenue and another customer accounted for 33 percent.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Certain disagreements exist between the Company and 4N International (4N), an unrelated document production organization, concerning certain marketing and other products created by 4N. 4N stipulates that the Company owes them approximately $40,000. The Company's management believes that 4N owes them an unspecified amount. Management believes that the Company will be successful in this dispute.

                              NETSALON CORPORATION

               Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001
                                   (Continued)


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Effective October 2001, the Company entered into a twelve month operating lease in Fort Myers, Florida for internet and office space. Monthly rental payments are $3,800.

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

RESULTS OF OPERATIONS

     During the three months ended September 30, 2001 the Company reported revenue of $151,558 compared to no revenue during the three months ended September 30, 2000. During August 2000, the Company made the decision to abandon the use of a multilevel marketing distribution model, and to sell its products through distributors, other multilevel marketing companies, and affinity organizations. The Company was successful in entering into several contracts with distributors and multilevel marketing companies, and the first sales were generated during the three months ended December 31, 2000. The Company expects the level of sales to increase during the current year.

     During the three months ended September 30, 2001, the cost of revenue was $18,881 or 12.5% of sales.

     Operating expenses for the three months ended September 30, 2001 were $279,490 compared to $384,793 for the three months ended September 30, 2000. Research and development and general and administrative decreased as the Company attempted to reduce its expenses until revenues increase.

     Interest expense increased from $11,685 in the three months ended September 30, 2000 to $17,602 in the three months ended September 30, 2001 due to the increased level of debt outstanding.

     The net loss was $167,348 in the three months ended September 30, 2001 compared to a net loss of $404,160 in the three months ended September 30, 2000. The reduced loss was due to the increase in revenues and the decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had a working capital deficit of $1,485,896. The Company's future existence is dependent upon closing those contracts now in negotiation, or alternatively to seek additional capital. It would be difficult for the Company to raise additional capital, particularly in view of the Company's poor financial condition and the reluctance of the participants in the equity markets to invest in speculative ventures.

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

                                   NETSALON CORPORATION



                                   By:/s/ Robert Proctor
Date:  December 19, 2001              Robert Proctor, COO