Form 10QSB
period 2001-12-31
NETSALON CORP
filed 2002-02-14
CIK 1069211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For Quarter Ending December 31, 2001

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

                                Yes [ X ] No [ ]




As of February 10, 2002, 19,630,900 common shares, $.001 par value per share, were outstanding.










                             NETSALON CORPORATION

                                     INDEX

                                                                 Page
Part I FINANCIAL INFORMATION

   Item 1.

      Balance Sheet as of December 31, 2001 (Unaudited)           3

      Consolidated Statements of Operations for the
       three months ended December 31, 2001 and
       December 31, 2000 (unaudited)                              4

      Consolidated Statements of Operations for the
       six months ended December 31, 2001 and
       December 31, 2000 (unaudited)                              5

      Statement of Cash Flows for the three months ended
       December 31, 2001 and December 31, 2000 (Unaudited)        6

      Notes to Unaudited Consolidated Financial Statements        7

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         13

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                      14

   Item 2. Changes in Securities                                  14

   Item 3. Default on Senior Securities                           14

   Item 4. Submission of Matters to a Vote of Security Holders    14

   Item 5. Other Information                                      14

   Item 6. Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                        15

                             NETSALON CORPORATION
                     Consolidated Balance Sheet (Unaudited)
                              December 31, 2001
ASSETS

Current assets:
   Cash                                                        $       324
   Accounts receivable                                             240,000
   Prepaid expenses                                                  3,900
                                                               -----------
                                                                   244,224

Capitalized software costs, net of accumulated
amortization of $7,840                                              24,051

Property and equipment, net of accumulated depreciation
of $16,044                                                          35,041
                                                               -----------

     Total Assets                                              $   303,316
                                                               ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                       $   441,996
   Checks in excess of bank balance                                  8,272
   Deferred revenue                                                531,048
   Notes payable                                                   512,510
   Loans payable to shareholders                                   435,019
                                                               -----------
                                                                 1,928,845
                                                               -----------
Non current liabilities:
   Deferred revenue                                                  7,690
                                                               -----------
     Total Liabilities                                           1,936,535
                                                               -----------
Commitments and contingencies (Note 9)                                   -

Stockholders' (Deficit)
   Preferred stock - 20,000,000 shares authorized;
     $.001 Par; no shares issued                                         -
   Common stock - 100,000,000 shares authorized; $.001
     Par; 19,630,900 shares issued                                  19,630
   Additional paid-in capital                                      933,921
   Accumulated deficit                                          (2,586,770)
                                                               -----------
     Total Stockholders' (Deficit)                              (1,633,219)
                                                               -----------
Total Liabilities and Stockholders' (Deficit)                  $   303,316
                                                               ===========



The accompanying notes are an integral part of these consolidated financial statements.

                              NETSALON CORPORATION
                  Consolidated Statements of Operations (Unaudited)

                                            For the            For the
                                          Three Months       Three Months
                                             Ended              Ended
                                        December 31, 2001  December 31, 2000
                                        -----------------  -----------------

Revenue:
   Enterprise implementation               $   110,363       $   210,000
   Consulting and custom programming            16,350                 -
   Licenses                                    101,051                 -
   Other                                         3,421                 -
                                           -----------       -----------
                                               231,185           210,000

Cost of revenue                                114,498            97,392
                                           -----------       -----------
Gross margin                                   116,687           112,608

Operating expenses:
   Research and development                          -             5,807
   General and administrative expenses         259,124           254,395
   Selling and marketing                        46,942            20,890
                                           -----------       -----------
                                               306,066           281,092
                                           -----------       -----------
Operating loss                                (189,379)         (168,484)
                                           -----------       -----------

Other income and (expenses):
   Interest income                                   -             3,704
   Disposition of fixed assets                       -           (12,635)
   Interest expense                            (16,782)          (24,891)
   Meadow Run Farms settlement                       -           (93,492)
                                           -----------       -----------
                                               (16,782)         (127,314)
                                           -----------       -----------
Net loss                                   $  (206,161)      $  (295,798)
                                           ===========       ===========

Basic and diluted loss per share:
   Basic loss per common share             $    (0.011)      $    (0.015)
                                           ===========       ===========
   Weighted average common shares
   outstanding                              19,630,900        19,630,900
                                           ===========       ===========
   Diluted earnings per common share       $    (0.011)      $    (0.015)
                                           ===========       ===========
   Weighted average diluted common
   shares outstanding                       19,630,900        19,630,900
                                           ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               NETSALON CORPORATION
                   Consolidated Statements of Operations (Unaudited)

                                            For the            For the
                                           Six Months         Six Months
                                             Ended              Ended
                                        December 31, 2001  December 31, 2000
                                        -----------------  -----------------
Revenue:
   Enterprise implementation               $   132,485       $   210,000
   Consulting and custom programming            88,900                 -
   Licenses                                    157,937                 -
   Other                                         3,421                 -
                                           -----------       -----------
                                               382,743           210,000

Cost of revenue                                133,379           103,580
                                           -----------       -----------
Gross margin                                   249,364           106,420

Operating expenses:
   Research and development                     44,618            61,652
   General and administrative expenses         416,869           410,753
   Selling and marketing                       124,069            53,249
                                           -----------       -----------
                                               585,556           525,654
                                           -----------       -----------
Operating loss                                (336,192)         (419,234)
                                           -----------       -----------
Other income and (expenses):
   Interest income                                   -             3,704
   Disposition of fixed assets                  (2,933)          (12,635)
   Interest expense                            (34,384)          (36,391)
   Meadow Run Farms settlement                       -           (93,492)
                                           -----------       -----------
                                               (37,317)         (138,814)
                                           -----------       -----------
Net loss                                   $  (373,509)      $  (558,048)
                                           ===========       ===========
Basic and diluted loss per share:
   Basic loss per common share             $    (0.019)      $    (0.028)
                                           ===========       ===========
   Weighted average common shares
   outstanding                              19,630,900        19,630,900
                                           ===========       ===========
   Diluted earnings per common share       $    (0.019)      $    (0.028)
                                           ===========       ===========
   Weighted average diluted common
   shares outstanding                       19,630,900        19,630,900
                                           ===========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

                             NETSALON CORPORATION
               Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended December 31, 2001 and 2000

                                                 2001              2000
                                              -----------       -----------
Net loss                                      $  (373,509)      $  (558,048)

Adjustments to reconcile net loss to
cash provided by (used in) operating
activities:
  Depreciation of property and equipment            8,266             4,094
  Loss on asset disposition                         2,933            12,635
  Amortization of capitalized software costs        6,362                 -
Changes in operating assets and liabilities:
  (Increase) in accounts receivable              (239,336)          (33,333)
  Decrease in prepaid expenses                        918            (6,828)
  Decrease in software licenses                    91,200                 -
  Increase in accounts payable and accrued
   expenses                                       231,053           173,358
  Increase in deferred revenue                    225,110                 -
  Increase in accrued compensation to
   officer (shareholder)                           90,000                 -
  Other                                            (3,922)            1,405
                                              -----------       -----------
     Net cash provided by (used in)
     operating activities                          39,075          (406,717)
                                              -----------       -----------
Cash flows from investing activities:
  Capitalized software costs                      (14,796)                -
  Cash receipts from sale of assets                     -             3,900
  Disposition of furniture                        (12,172)                -
  Purchase of equipment                              (490)          (33,344)
                                              -----------       -----------
     Net cash provided by (used in)
     investing activities                         (27,458)          (29,444)
                                              -----------       -----------
Cash flows from financing activities:
  Proceeds from sale of common stock                    -           480,000
  Advances from bank loan                               -           100,000
  Repayment of settlement note payable                  -           (61,500)
  Repayments of shareholder loan                  (11,293)          (50,000)
  Repayments of officer (shareholder)
   advances                                             -           (30,955)
                                              -----------       -----------
     Net cash provided by (used in)
     financing activities                         (11,293)          437,545
                                              -----------       -----------
Increase in cash                                      324             1,384
Cash, beginning of period                               -            19,473
                                              -----------       -----------
Cash, end of period                           $       324       $    20,857
                                              ===========       ===========
Additional cash flow disclosures
  Interest paid                               $    20,000       $         -
Noncash Transactions
  Purchase of office furniture and
  fixtures through direct loan installment    $    11,293       $         -

The accompanying notes are an integral part of these consolidated financial statements.

                             NETSALON CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)
                              December 31, 2001

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by NetSalon Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and NetSalon Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2001 audited financial statements and the accompanying notes thereto.

While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by NetSalon Corporation later in the year.

The management of NetSalon Corporation believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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

ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. No allowance was necessary as of December 31, 2001. The entire accounts receivable balance of $240,000 as of December 31, 2001 has been included in deferred revenue. A contingency exists with respect to collection of this accounts receivable, the ultimate resolution of which cannot presently be determined.

SOFTWARE LICENSES

Software licenses represent rights to use self-study content purchased from a third party that is used to support NetSalon University courses. These licenses are recorded at cost and are charged to earnings when sold.

CAPITALIZED SOFTWARE COSTS

The Company capitalized $14,796 and $0 during the six months ended December 31, 2001 and 2000, respectively, of programming and related expenses as required by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Capitalized software costs are amortized over a period of 24 months. Amortization expense for the quarter ended December 31, 2001 amounted $3,181.

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

Deferred revenue consists of $511,088 in deferred enterprise implementation fees, $27,649 in deferred license fees at December 31, 2001.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31, 2001:

             Computer equipment                   $48,965
             Furniture and fixtures                 2,120
                                                  -------
             Property and equipment, gross         51,085

             Less accumulated depreciation         16,044
                                                  -------
             Property and equipment, net          $35,041
                                                  =======

Depreciation expense amounted to $8,266 and $4,751 for the six months ended December 31, 2001 and 2000, respectively. The Company disposed assets with a combined net book value of $2,933 during the six months ended December 31, 2001.

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following at December 31, 2001:


     Note payable to former investor.  Bears interest
     at a rate of 9% per annum.  Pursuant to a renego-
     tiated agreement effective May 2001, monthly
     payments of $5,000 were required through October
     2001 with monthly payments of $25,000 beginning
     in November 2001.  This note payable has been
     classified as a current liability due to payment
     default.  Accrued interest amounted to $26,682 at
     December 31, 2001.                                         512,510
                                                                =======

NOTE 5 - RELATED PARTY TRANSACTIONS

Related party loans and payables were comprised of the following as of December 31, 2001:

     Note payable to shareholder requiring monthly
     payments of $5,000 per month including interest at
     a rate of 12% per annum.  Accrued interest amounted
     to $25,849 at December 31, 2001.  This note payable
     has been classified as current due to payment default.
     $50,000 and $10,000 were paid toward this note during
     the six months ended December 31, 2001 and 2000,
     respectively.                                             $197,692

     Officer (Shareholder) compensation accrued, but not
     paid at December 31, 2001.  No payments were made
     against this liability for the six months ended
     December 31, 2001.                                         152,827

     Due to an officer/shareholder for working capital
     advances.  Approximately $65,000 and $0 were paid
     against this indebtedness for the six months ended
     December 31, 2001 and 2000, respectively.                   21,500

     Due to shareholder and ex-officer for unpaid
     compensation.   No payments were made against this
     indebtedness during the quarter ended December 31, 2001.    63,000
                                                               --------
                                                               $435,019
                                                               ========

The Company paid or accrued legal fees of $87,873 to a law firm that is also a shareholder of the Company during the six months ended December 31, 2001.

NOTE 6 - STOCK AND WARRANTS

As of December 31, 2001, no preferred shares are issued. All shares have similar voting rights. Approximately 756,000 class A warrants are outstanding as of June 30, 2001 that enable the holders to purchase common shares at $5.00 per share. These warrants expire on February 8, 2003. No new warrants were issued and no warrants were exercised during the quarter ended December 31, 2001. The warrants were considered to have no value at December 31, 2001.

As part of an employee agreement, an officer of the Company will receive 1,000,000 stock options with an additional 500,000 and 500,000 options being granted on January 1, 2002 and 2003, respectively.

NOTE 7 - BASIS OF PRESENTATION - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is in the process of attempting to reduce operating expenses and broaden its marketing efforts. Management believes that its ability to reduce operating expenses and broaden its marketing efforts provide an opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - CONCENTRATIONS

As of December 31, 2001, one customer accounted for 50.4 percent of revenue and another customer accounted for 26 percent.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

     During the three months ended December 31, 2001 the Company reported revenue of $231,185 compared to $210,000 during the three months ended December 31, 2000.

     During the three months ended December 31, 2001, the cost of revenue was $114,498 or 49.5% of sales as compared to cost of revenues of $97,342 or 46.4% of sales for the three months ended December 31, 2000.

     Operating expenses for the three months ended December 31, 2001 were $306,066 compared to $281,092 for the three months ended December 31, 2000.

     Interest expense decreased from $24,891 in the three months ended December 31, 2000 to $16,782 in the three months ended December 31, 2001.

     The net loss was $206,161 in the three months ended December 31, 2001 compared to a net loss of $295,798 in the three months ended December 31, 2000.

     SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2000

     During the six months ended December 31, 2001 the Company reported revenue of $382,743 compared to $210,000 during the six months ended December 31, 2000.

     During the six months ended December 31, 2001, the cost of revenue was $133,379 or 34.8% of sales as compared to cost of revenues of $103,580 or 49.3% of sales for the six months ended December 31, 2000.

     Operating expenses for the six months ended December 31, 2001 were $585,556 compared to $525,654 for the six months ended December 31, 2000.

     Interest expense decreased from $36,391 in the six months ended December 31, 2000 to $34,384 in the six months ended December 31, 2001.

     The net loss was $373,509 in the six months ended December 31, 2001 compared to a net loss of $558,048 in the six months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company had a working capital deficit of $1,692,311. The Company's future existence is dependent upon closing those contracts now in negotiation, or alternatively to seek additional capital. It would be difficult for the Company to raise additional capital, particularly in view of the Company's poor financial condition and the reluctance of the participants in the equity markets to invest in speculative ventures.

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

                                   NETSALON CORPORATION



                                   By:/s/ Mark Manuel
Date:  February 14, 2002              Mark Manuel, President