Form 10QSB
period 2002-03-31
NETSALON CORP
filed 2002-05-22
CIK 1069211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For Quarter Ending March 31, 2002

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


           2235 1st Street, Suite 216, Fort Meyers, Florida 33901
         ---------------------------------------------------------
         (Address of principal executive offices)        (zip code)


                                (941) 791-3300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]




As of May 17, 2002, 19,630,900 common shares, $.001 par value per share, were outstanding.








                             NETSALON CORPORATION

                                     INDEX

                                                                 Page
Part I FINANCIAL INFORMATION

   Item 1.

      Consolidated Balance Sheet as of March 31, 2002
       (Unaudited) and June 30, 2001                              3

      Consolidated Statements of Operations for the
       three months ended March 31, 2002 and
       March 31, 2001 (unaudited)                                 4

      Consolidated Statements of Operations for the
       nine months ended March 31, 2002 and
       March 31, 2001 (unaudited)                                 5

      Consolidated Statement of Cash Flows for the
      nine months ended March 31, 2002 and
      March 31, 2001 (Unaudited)                                  6

      Notes to Unaudited Consolidated Financial Statements        7

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         13

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                      15

   Item 2. Changes in Securities                                  15

   Item 3. Default on Senior Securities                           15

   Item 4. Submission of Matters to a Vote of Security Holders    15

   Item 5. Other Information                                      15

   Item 6. Exhibits and Reports on Form 8-K                       15

SIGNATURES                                                        16

                             NETSALON CORPORATION
                         Consolidated Balance Sheet

                                                  March 31,
                                                    2002        June 30,
                                                (Unaudited)       2001
                                   ASSETS

Current assets:
   Cash                                         $     2,649   $         -
   Accounts receivable                                    -           664
   Prepaid expenses                                   1,900         4,818
   Software licenses                                      -        91,200
                                                -----------   -----------
                                                      4,549        96,682

Capitalized software costs, net of accumulated
amortization of $11,021                              20,870        15,617

Property and equipment, net of accumulated
 depreciation of $20,177                             35,583        54,989
                                                 ----------   -----------
     Total Assets                                $   61,002   $   167,288
                                                 ==========   ===========

                  LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses         $   460,524   $  219,215
   Deferred revenue                                  205,454      268,591
   Notes payable                                     512,510      523,803
   Loans payable to shareholders                     501,519      390,019
                                                 -----------   ----------
                                                   1,680,007    1,401,628
                                                 -----------   ----------
Non current liabilities:
   Deferred revenue                                    7,690       45,037
                                                 -----------   ----------
     Total Liabilities                             1,687,697    1,446,665
                                                 -----------   ----------
Commitments and contingencies (Note 9)                     -            -

Stockholders' (Deficit)
   Preferred stock - 20,000,000 shares authorized;
     $.001 Par; no shares issued                           -            -
   Common stock - 100,000,000 shares authorized;
     $.001 Par; 19,630,900 shares issued              19,630       19,630
   Additional paid-in capital                        933,921      933,921
   Accumulated deficit                            (2,580,246)  (2,232,928)
                                                 -----------   ----------
     Total Stockholders' (Deficit)                (1,626,695)  (1,279,377)
                                                 -----------   ----------
Total Liabilities and Stockholders' (Deficit)    $    61,002   $  167,288
                                                 ===========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

                             NETSALON CORPORATION
                  Consolidated Statements of Operations (Unaudited)

                                            For the            For the
                                          Three Months       Three Months
                                             Ended              Ended
                                         March 31, 2002     March 31, 2001
                                        -----------------  -----------------
Revenue:
  Enterprise Implementation                     76,776           423,651
  Enterprise Implementation (Deferred)          85,595                 -
  Consulting & Custom programming               15,000                 -
  Co-Location Services                           1,000                 -
  Software                                      28,758                 -
  Enterprise Maintenance                        38,212                 -
  Other Revenue - Miscellaneous                    268                 -
                                         -----------       -----------
                                               245,609           423,651

Cost of revenue                                 11,237            72,479
                                           -----------       -----------
Gross margin                                   234,372           351,172

Operating expenses:
  Research and development                       4,700            16,436
  General and administrative expenses          167,446           191,281
  Selling and marketing                         19,252            11,316
                                           -----------       -----------
                                               191,398           219,033
                                           -----------       -----------
Operating income                                42,974           132,139
                                           -----------       -----------
Other income and (expenses):
  Interest expense                             (16,783)          (15,668)
  Meadow Run Farms settlement                        -            93,492
                                           -----------       -----------
                                               (16,783)           77,824
                                           -----------       -----------
Net income                                 $    26,191       $   209,963
                                           ===========       ===========
Basic and diluted earnings per share:
  Basic loss per common share              $     0.001       $     0.011
                                           ===========       ===========
  Weighted average common shares
   outstanding                              19,630,900        19,630,900
                                           ===========       ===========
  Diluted earnings per common share        $     0.001       $     0.011
                                           ===========       ===========
  Weighted average diluted common
   shares outstanding                       19,630,900        19,630,900
                                           ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               NETSALON CORPORATION
                 Consolidated Statements of Operations (Unaudited)

                                             For the            For the
                                           Nine Months         Nine Months
                                             Ended               Ended
                                         March 31, 2002      March 31, 2001
                                        -----------------  -----------------
Revenue:
  Enterprise Implementation                    129,474           633,651
  Enterprise Implementation (Deferred)         162,092                 -
  Custom programming                           103,900                 -
  Licenses                                      56,886                 -
  Co-Location Services                           2,500                 -
  Commissions                                    1,750                 -
  Software                                      28,929                 -
  Enterprise Maintenance                        41,502                 -
  Licenses - From Deferred Revenue             101,051                 -
  Other Revenue   Miscellaneous                    268                 -
                                           -----------       -----------
                                               628,352           633,651

Cost of revenue                                144,616           176,059
                                           -----------       -----------
Gross margin                                   483,736           457,592

Operating expenses:
  Research and development                      49,318            78,088
  General and administrative expenses          584,315           602,034
  Selling and marketing                        143,321            64,565
                                           -----------       -----------
                                               776,954           744,687
                                           -----------       -----------
Operating loss                                (293,218)         (287,095)
                                           -----------       -----------
Other income and (expenses):
  Interest income                                    -             3,704
  Disposition of fixed assets                   (2,933)          (12,635)
  Interest expense                             (51,167)          (52,059)
                                           -----------       -----------
                                               (54,100)          (60,990)
                                           -----------       -----------
Net loss                                   $  (347,318)      $  (348,085)
                                           ===========       ===========
Basic and diluted loss per share:
  Basic loss per common share              $    (0.018)      $    (0.018)
                                           ===========       ===========
  Weighted average common shares
   outstanding                              19,630,900        19,630,900
                                           ===========       ===========
  Diluted earnings per common share        $    (0.018)      $    (0.018)
                                           ===========       ===========
  Weighted average diluted common
   shares outstanding                       19,630,900        19,630,900
                                           ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             NETSALON CORPORATION
               Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended March 31, 2002 and 2001

                                                 2002              2001
                                              -----------       -----------
Net loss                                      $  (347,318)      $  (348,085)

Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
  Depreciation of property and equipment           12,398             6,950
  Loss on asset disposition                         2,933            12,635
  Amortization of capitalized software costs        9,543                 -
Changes in operating assets and liabilities:
  Decrease in accounts receivable                     664           (38,555)
  (Increase) in non-trade receivables                   -            (5,000)
  Decrease in prepaid expenses                      2,918             2,800
  Decrease in software licenses                    91,200           (91,200)
  Increase in accounts payable and accrued
   expenses                                       166,309           235,605
  (Decrease) in deferred revenue                 (100,484)                -
  Increase in accrued compensation to
   officers (shareholders)                        240,000                 -
  Other                                            (1,953)                -
                                              -----------       -----------
     Net cash provided by (used in)
     operating activities                          76,210          (224,850)
                                              -----------       -----------
Cash flows from investing activities:
  Capitalized software costs                      (14,796)                -
  Cash receipts from sale of assets                     -           100,000
  Disposition of furniture                         12,172                 -
  Purchase of equipment                            (6,144)          (34,748)
                                              -----------       -----------
     Net cash provided by (used in)
     investing activities                          (8,768)           65,252
                                              -----------       -----------
Cash flows from financing activities:
  Proceeds from sale of common stock                    -           447,350
  Advances by prior majority owner of
   Makepeace pursuant to Share Exchange
   Agreement                                            -            25,778
  Repayment on bank note payable                        -          (100,000)
  Repayments of shareholder loan                  (11,293)          (91,467)
  Prior-investor payable repayment                (53,500)          (89,190)
                                              -----------       -----------
     Net cash provided by (used in)
     financing activities                         (64,793)          192,471
                                              -----------       -----------
Increase in cash                                    2,649            32,873

Cash, beginning of period                               -            19,473
Increase in beginning cash balance due
 To Share Exchange Agreement                            -            22,996
                                              -----------       -----------
Adjusted cash, beginning of period                      -            42,469
                                              -----------       -----------
Cash, end of period                           $     2,649       $    75,342
                                              ===========       ===========
Additional cash flow disclosures
  Interest paid                               $    20,000       $         -
Noncash Transactions
  Purchase of office furniture and
  fixtures through direct loan installment    $    11,293       $         -

The accompanying notes are an integral part of these consolidated financial statements.
                                     6


                             NETSALON CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)
                              March 31, 2002

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

BASIS OF CONSOLIDATION

These consolidated financial statements include the accounts of NetSalon Corporation and NetSalon I, Inc. All significant intercompany transactions have been eliminated. It is suggested that these financial statements be read in conjunction with the NetSalon June 30, 2001 financial statements and the accompanying notes included in the Annual Report Form 10-KSB.

OTHER

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, growth of the internet and electronic commerce, new product development, actions of competitors, and availability of sufficient capital and a limited operating history.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by NetSalon Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and NetSalon Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the NetSalon June 30, 2001 financial statements and the accompanying notes included in the Annual Report Form 10-KSB.

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

ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. No allowance was necessary as of March 31, 2002.

SOFTWARE LICENSES

Software licenses represent rights to use self-study content purchased from a third party that is used to support NetSalon University courses. These licenses are recorded at cost and are charged to earnings when sold.

CAPITALIZED SOFTWARE COSTS

The Company capitalized $14,796 and $0 during the nine months ended March 31, 2002 and 2000, respectively, of programming and related expenses as required by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Capitalized software costs are amortized over a period of 24 months. Amortization expense for the quarter ended March 31, 2002 amounted $3,181.

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

REVENUE RECOGNITION AND DEFERRED REVENUE

Fees for enterprise implementation and software licenses are generally paid in advance. The fees are deferred and recognized on a straight-line basis over the period of the applicable agreement or contract, which are generally 12 to 24 months. Revenues for consulting and custom programming are recorded as earned or using the percent-complete method as appropriate.

Deferred income was $313,628 at June 30, 2001, of which $100,484 was recognized during the nine months ended March 31, 2002. At March 31, 2001, deferred revenue consists of $193,185 in deferred enterprise implementation fees and $27,649 in deferred license fees.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at March 31, 2002:

             Computer equipment                   $48,965
             Furniture and fixtures                 6,795
                                                  -------
             Property and equipment, gross         55,760

             Less accumulated depreciation         20,177
                                                  -------
             Property and equipment, net          $35,583
                                                  =======

Depreciation expense amounted to $12,398 and $4,751 for the nine months ended March 31, 2002 and 2000, respectively. The Company disposed assets with a combined net book value of $2,933 during the nine months ended March 31, 2002.

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following at March 31, 2002:

     Note payable to former investor.  Bears interest
     at a rate of 9% per annum.  Pursuant to a renego-
     tiated agreement effective May 2001, monthly
     payments of $5,000 were required through October
     2001 with monthly payments of $25,000 beginning
     in November 2001.  This note payable has been
     classified as a current liability due to payment
     default.  Accrued interest amounted to $38,033 at
     March 31, 2002.                                            512,510
                                                                =======

NOTE 5 - RELATED PARTY TRANSACTIONS

Related party loans and payables were comprised of the following as of March 31, 2002:

     Note payable to shareholder requiring monthly
     payments of $5,000 per month including interest at
     a rate of 12% per annum.  Accrued interest amounted
     to $31,280 at March 31, 2002.  This note payable
     has been classified as current due to payment default.
     $50,000 and $10,000 were paid toward this note during
     the nine months ended March 31, 2002 and 2001,
     respectively.                                             $202,692

     Officer (Shareholder) compensation accrued, but not
     paid at March 31, 2002.  No payments were made
     against this liability for the nine months ended
     March 31, 2002.                                            235,827

     Due to shareholder and ex-officer for unpaid
     compensation.   No payments were made against this
     indebtedness during the quarter ended March 31, 2002.       63,000
                                                               --------
                                                               $501,519
                                                               ========

The Company paid or accrued legal fees of $87,873 to a law firm that is also a shareholder of the Company during the nine months ended March 31, 2002.

NOTE 6 - STOCK AND WARRANTS

As of March 31, 2002, no preferred shares are issued. All shares have similar voting rights. Approximately 756,000 class A warrants are outstanding as of June 30, 2001 that enable the holders to purchase common shares at $5.00 per share. These warrants expire on February 8, 2003. No new warrants were issued and no warrants were exercised during the quarter ended March 31, 2002. The warrants were considered to have no value at March 31, 2002.

As part of an employee agreement, an officer of the Company will receive 1,000,000 stock options with an additional 500,000 and 500,000 options being granted on January 1, 2002 and 2003, respectively.

NOTE 7 - BASIS OF PRESENTATION - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

NOTE 8 - CONCENTRATIONS

As of March 31, 2002, for the quarter ending 03/31/02:

         BY CUSTOMER               AMOUNT            % OF REVENUE

      DMB Diversified           $  1,250.00                1%
      Electrolux                  55,300.00               23%
      Golden Opportunities        50,000.00               20%
      HitTV                        3,795.00                2%
      Keep And Bear Arms           1,000.00                0%
      Marketing Club Intl.        89,845.00               37%
      Marketnetters                  995.00                0%
      MegaRebateCenter             1,708.17                1%
      MyMGI                          971.22                0%
      Platinum Productions        14,718.00                6%
      PrePaid Disposable           4,995.00                2%
      RBC                         18,944.50                8%
      Smart Financial Network        845.00                0%
      World Trade Cash               975.00                0%
      Other Revenue                  268.00                0%
                                -----------              ----
                                $245,609.89              100%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Certain disagreements exist between the Company and 4N International (4N), an unrelated document production organization, concerning certain marketing and other products created by 4N. 4N claims that the Company owes them approximately $40,000. The Company's management believes that 4N owes them an unspecified amount. Management believes that the Company will be successful in this dispute.

The former President of the Company has filed a lawsuit against a terminated employee (Defendant) originally hired to market certain aspects of the Company. The Defendant has filed a counterclaim against the former President and NetSalon. The Defendant, in the counterclaim, seeks to recover actual damages of $70,000 and other unspecified damages for alleged misrepresentation concerning compensation arrangements and opportunities with the Company. The ultimate outcome of this litigation cannot presently be determined. However, in management's opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the consolidated financial statements.

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

RESULTS OF OPERATIONS

     During the nine months ended March 31, 2002 the Company reported revenue of $628,352 compared to $633,651 revenue during the nine months ended March 31, 2001. During August 2000, the Company made the decision to abandon the use of a multilevel marketing distribution model, and to sell its products through distributors, other multilevel marketing companies, and affinity organizations. The Company was successful in entering into several contracts with distributors and multilevel marketing companies, and the first sales were generated during the nine months ended March 31, 2001. The Company expects the level of sales to increase during the current year.

     During the nine months ended March 31, 2002, the cost of revenue was $144,616 or 23% of sales, compared to $176,559 or 28% of sales during the nine months ended March 31, 2001.

     Operating expenses for the nine months ended March 31, 2002 were $776,954 compared to $744,687 for the nine months ended March 31, 2001. Research and development and general and administrative decreased as the Company attempted to reduce its expenses until revenues increase.

     Interest expense decreased from $52,059 in the nine months ended March 31, 2001 to $51,167 in the nine months ended March 31, 2002.

     The net loss was $347,318 in the nine months ended March 31, 2002 compared to a net loss of $348,085 in the nine months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had a working capital deficit of $1,675,458. The Company=s future existence is dependent upon closing those contracts now in negotiation, or alternatively to seek additional capital. It would be difficult for the Company to raise additional capital, particularly in view of the Company=s poor financial condition and the reluctance of the participants in the equity markets to invest in speculative ventures.

MANAGEMENT FORWARD STATEMENT

     Management is optimistic in its ability to continue the growth of the company. Demand for the company's products and services are high due directly to the niche market in which they are sold and licensed as well as minimal competition and recent changes in national economic conditions. Economic downturns usually signify an upturn in the multilevel marketing industry as people are looking for new ways to generate extra income. The company meets the needs of economic turndowns head on. In order to compete effectively the company has continued to reduce expenses and increase revenue as follows:

     * Reduction in staff, office expenses and overhead has recently reduced expenses by approximately $288,000/year

     * Development of new applications such as master product licenses and enhanced reporting capabilities

     * Integration of the companies solutions with a broader base of 3rd party applications including software vendors and merchant providers

     * Continued acquisition of new clients; at the end of the 2001 1st quarter, the company had acquired three clients, at the end of this quarter the client has acquired in excess of 20 clients

     * Changes in the focus of the company business model from that of a one-to-many client relationships at low entry fees to that of a one-to-several client relationships at a higher entry fees

     * Recent changes in manage of the company; Lance Perry, one of the original founders of NetSalon has take over the helm as CEO

     The company has continued to grow and succeed in its methods of how the business is operated. The management model employed and the applications licensed are the most up-to-date in the industry. These impact on the costs and efficiency of the business, essential when you are running small-scale radio operations around the world. The company is also looking at continued revenue growth through 2002.

     "We have an excellent team of staff and they are all 100% committed to helping the continual growth of NetSalon Corporation into a significant direct sales software vendor. The investors we have can only be of benefit to us going forward."

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

                                   NETSALON CORPORATION



                                   By:/s/ Lance Perry
Date:  May 21, 2002                   Lance Perry, President