Form 10KSB
period 2002-06-30
NETSALON CORP
filed 2002-11-15
CIK 1069211

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year ended:  June 30, 2002

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                         Commission File No. 0-26375

                            NETSALON CORPORATION
            ------------------------------------------------------
               (Name of Small Business Issuer in its Charter)

            Delaware                                     84-1472120
-------------------------------                   ------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer Identi-
Incorporation or Organization)                        fication Number)

                2235 West 1st Street, Fort Myers, Florida  33901
         ------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (941) 791-3300

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2002, 19,630,900 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $100,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,001,274.

Documents incorporated by reference:  None.

                                   PART I

ITEM 1.  DESCRIPTION BUSINESS.

GENERAL

OVERVIEW

     NetSalon Corporation (the "Company" or "NetSalon") is an application service provider and has been actively involved in high-tech product development and consultation since its formation in late 1998. NetSalon has developed various Internet-related products, which it originally intended to sell through a multi-level marketing distribution system. As of August 17, 2000, the Company publicly announced its abandonment of the multi-level marketing distribution model, and announced its intention to provide products, custom programming and consultation through distributors who maintain Internet sites where products can be sold and through multi-level marketing companies on a private-label basis.

     During the fiscal year ended June 30, 2002, the Company was involved in developing marketing plans and seeking distributors and other resellers for the products, and the Company entered into several contracts with distributors and multi-level marketing companies. These contracts generate fees to NetSalon for implementation of the web sites and technology required for distribution of the products, as well as revenues from product sales made by the distributors and multi-level marketing companies themselves.

     NetSalon is engaged in two business segments: (1) providing customized software, technology and consulting services to affinity, multi-level and network marketing organizations, and (2) providing customized web-site design, web hosting and related internet services. It is important to note that NetSalon's ability to provide service is entirely dependent on the Industry expertise, technical skills and intellectual property of it's directors, officers, staff and independent contractors.

     In connection with the Company's web-site/internet and design services, the Company sells a variety of services including turnkey eCommerce applications and portal applications. Examples of the eCommerce applications are the NetSalon Enterprise, AeonCard, ezSiteBuilders, B2C Site Builders, Shopping Cart / Inventory Management and Instant Portal. Examples of the portal applications include web-based email, yellow pages, white pages, stock quotes, news, web-search, calendars, address books, horoscopes and more. These applications are customized to varying degrees to meet customers specifications and must be maintained by NetSalon personnel on a daily basis to operate efficiently.

     The Company's service and applications include the following:

     1. THE NETSALON ENTERPRISE is a suite of ASP applications, which can be fully branded and customized to any company. The customer picks and chooses which applications their company can best benefit from including the Portal / Site Replicator, AeonCard, ezSiteBuilders, B2C Site Builders, Portal Applications, etc. The Customized applications reside on the server platform in the NetSalon facility. The Enterprise is branded with a business's name, logo, and site design and color scheme utilizing any domain name of choice. NetSalon stores all data on its Microsoft SQL servers and secured by 128bit SSL security certificates. NetSalon personnel provide all technical support, 2nd level customer service, upgrades and maintenance.

     2. THE PORTAL / SITE REPLICATOR is an enterprise wide, replicating web site. The portal is designed to provide community, content, and commerce, branded with a company's information, name, logo, site design and color scheme and their company's affiliate information. Affiliate portals are websites custom made by NetSalon that can be used by direct selling representatives to display and sell products. The portal website is built and replicated through interactive procedures. The affiliate relationship was initially made popular by Amazon.com and has since been adopted by literally thousands of online retailers and wholesalers. The potential client in need of NetSalon Enterprise affiliate portal/site replicator applications would include; network marketing companies, non-profit / charitable organizations, Fortune 100, 500, and 1000 companies who have large sales forces, churches, schools, and unions, and insurance companies.

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

     In a typical contract with a new multi-level marketing company, NetSalon will charge a fee to implement and develop the Company's business. This fee is paid as a percentage of revenues that the MLM company receives from new distributors/representatives and as a percentage of revenues from the sale of NetSalon's instant portal and other products through the distributors. NetSalon may also charge a monthly or annual maintenance fee, which is paid from revenues collected by the MLM company.

LETTER OF INTENT FOR REVERSE ACQUISITION

     The Company has entered into a letter of intent with the shareholder of an Australian company which is in the business of developing communications equipment for the wireless communication industry in both the commercial and military fields pursuant to which the Company would acquire a majority interest in this company in exchange for issuing 90 million shares of the Company's common stock. One requirement of this letter of intent is that certain of the Company's insiders must cancel 9,630,900 of their shares in order that there will only be 10 million shares of the Company's common stock outstanding just prior to the closing. This transaction is currently in negotiations and both sides are working on their due diligence. There is no assurance that this transaction will be closed.

EMPLOYEES

     The Company has reduced staff and management to increase efficiency and lower costs. We currently have three employees including officers and directors and utilize a variety of independent contracters. We intend to hire additional employees as the development of our business requires. It is important to note that NetSalon's ability to provide service is entirely dependent on the Industry expertise, technical skills and intellectual property of it's directors, officers, staff and independent contractors.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases approximately 1,275 square feet of office space at 2235 West 1st Street in Fort Myers, Florida, pursuant to a one year lease which commenced July 1, 2002. The landlord provides a 3.0 meg broadband internet circuit as part of the lease. The monthly rent is approximately $4,028.

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

     This matter was settled during the year ended June 30, 2002, and as part of the settlement the Company paid $7,000 to Mr. Little.

     During January 2002, James S. Williams filed a complaint against the Company and Mark S. Manuel, a director of the Company, in the District Court of Harris County, Texas. The Complaint alleges that the Company breached its agreement dated September 15, 2000 to make monthly payments of $25,000 to Williams under a promissory note in the amount of $536,700. The Complaint seeks actual damages of $559,028, prejudgment interest and attorney's fees.

     During November 2002, the Company entered into a Settlement Agreement with Mr. Williams which provides as follows: The Company agreed to the entry of a judgment against it in the amount of $534,445 together with interest thereon from April 13, 2001 at the rate of 9% per annum. Williams agreed that he would not execute upon the judgment until November 20, 2003 except pursuant to the terms of the Agreement. Mark Manuel is to deliver 3,000,000 shares of NetSalon common stock owned by Mr. Manuel, and such shares are to be held in escrow by Mr. Williams' attorney. In the event that the Company completes it proposed transaction with Global Investments Fund Pty Ltd., an Australian corporation, certain shareholders of the Company will be required to cancel 9,630,900 shares leaving 10,000,000 shares outstanding before the closing. Of these ten million shares, Mr. Williams will keep one million of the escrow shares in full satisfaction of the judgment debt and the other two million shares his attorney is holding in escrow will be cancelled. If this transaction does not close, but another similar one does close by November 20, 2003, the same provisions will apply. If the Company does not complete the transaction with the Australian company, or another such transaction, Williams may at any time accept the 3 million shares in escrow in full satisfaction of the judgment debt. Williams is not allowed to execute on the judgment until after November 20, 2003, unless the Company is in default under the Agreement. After November 20, 2003, if the Company has not completed a reverse acquisition or paid the debt, Williams may execute upon the Judgment and take the 3 million shares in escrow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended June 30, 2002.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock has traded in the over-the-counter market since the first quarter of 2000, and is quoted on the OTC Bulletin Board under the symbol "NSLN."

     The following table sets forth the closing bid prices of the Common Stock for the periods indicated, as reported by the OTC Bulletin Board.

     QUARTER ENDED                           HIGH         LOW
     --------------                         -------     -------

     September 30, 2000                       2.50       1.50
     December 31, 2000                         .625       .26
     March 31, 2001                           1.625       .375
     June 30, 2001                             .42        .26

     September 30, 2001                        .51        .06
     December 31, 2001                         .07        .02
     March 30, 2002                            .18        .03
     June 30, 2002                             .08        .04
     September 30, 2002                        .06        .03

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's common stock at November 1, 2002, was 2,038. This does not include shares held in street name.

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

     PRIVATE SALES OF SECURITIES. During the quarter ended June 30, 2002, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

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

RESULTS OF OPERATIONS

     During the year ended June 30, 2002 the Company reported revenue of $1,001,274 compared to revenue of $439,223 during the year ended June 30, 2001. During August 2000, the Company made the decision to abandon the use of a multilevel marketing distribution model, and to sell its products through distributors, other multilevel marketing companies, and affinity organizations.

     During the year ended June 30, 2002 the cost of revenue was $342,585 or 34.2% of sales, compared to $114,671 or 26.1% of sales during the year ended June 30, 2001.

     Operating expenses for the year ended June 30, 2002 were $863,523 compared to $1,205,563 for the year ended June 30, 2001. Research and development costs declined significantly from $194,909 in the year ended June 30, 2001 to $14,824 in the year ended June 30,2002, because the Company completed the development of most of its products during the prior year.

     Interest expense increased from $69,105 in the year ended June 30, 2001 to $108,482 in the year ended June 30, 2002 due to the increased level of debt outstanding.

     The net loss was $333,001 in the year ended June 30, 2002 compared to $959,047 in the year ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had a working capital deficit of $1,330,821. The Company's future existence is dependent upon closing those contracts now in negotiation, or alternatively to seek additional capital. It would be difficult for the Company to raise additional capital, particularly in view of the Company's poor financial condition and the reluctance of the participants in the equity markets to invest in speculative ventures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-14 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Officers of the Company are as follows:

      Name          Age            Positions and Offices Held
      ----          ---            --------------------------

Lance A. Perry      40       President, Chief Executive Officer and
                             Director

Robert L. Proctor   36       Chief Operations Officer, Chief Information
                             Officer and Director

     There is no family relationship between any Director or Executive Officer of NetSalon Corporation.

     Set forth below are the names of all of our Directors and Executive Officers, all positions and offices held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     LANCE A. PERRY   PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR.  Mr.
Perry has served as President, Chief Executive Officer and a director of the
Company since April 1, 2002.   Mr. Perry was the original founder and CEO of
the Company's subsidiary, Netsalon I, Inc. in 1998, and he formed its core vision, distribution channel partnerships, launched its product and services strategy, managed the technical team and negotiated contracts. Prior to his departure in March 2000, he was responsible for all technology evaluation and implementation, system vendor relations, scalability issues and the technology personnel. During the period from March 2000 until March 2002, Mr. Perry was the chief architect of the "Nourish the Children" program, an initiative of NuSkin enterprises, a publicly-traded company in the MLM industry. From 1994 until 1998, Mr. Perry founded and served as CEO of The Synet Corporation, a business and technology consulting firm that specialized in E-commerce, content aggregation and technical development. From the mid-1980s until 1994, he served in executive and sales administration roles with Editors Choice Software, Emergency Networks and Standard Computer.

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

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding executive compensation for the Company's Chief Executive Officer and Chief Operations Officer. No other executive officer received compensation in excess of $100,000 for the fiscal years ended June 30, 2002 and 2001, and no amounts were paid to any executive officer during the fiscal year ended June 30, 2000.

                                    SUMMARY COMPENSATION TABLE


                                                           Long-Term Compensation
                                                      -------------------------------
                              Annual Compensation             Awards          Payouts
                           ------------------------   ---------------------   -------
                                                                   Securi-
                                                                    ties
                                                                   Underly-
                                             Other                   ing                 All
                                             Annual   Restricted   Options              Other
Name and Principal                           Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary   Bonus   sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------  -----   ------   ----------   --------   -------   -------

Lance A. Perry,      2002   $ 45,000   0        0         0           0          0         0
 President                    (1)

Mark S. Manuel,      2002   $120,000   0        0         0           0          0         0
 Chief Executive              (2)
 Officer             2001   $180,000   0        0         0           0          0         0
                              (3)

Robert L. Proctor    2002   $150,000  $5,000    0         0           0          0         0
 Chief Operations             (4)
 Officer
___________________

(1) All $45,000 of this salary was deferred.  The Company loaned Mr. Perry $24,213 during the year ended June 30, 2002.

(2) All $120,000 was deferred and then waived by Mr. Manuel as of June 30, 2002.

(3) $62,000 of this salary was deferred and then waived by Mr. Manuel as of June 30, 2002.

(4) $75,000 of this salary was deferred.  The Company loaned Mr. Proctor $20,236 during the year ended June 30, 2002.

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

       Name and Address         Amount of Beneficial     Percentage
     of Beneficial Owner             Ownership            of Class
     -------------------        --------------------     ----------

Mark S. Manuel                        5,740,963 (1)         29.2%
2000 Main Street, Suite 202
Fort Myers, FL  33901

Lance A. Perry                        2,000,000             10.2%
9850 South Maryland Parkway
No. 5-155
Las Vegas, NV  89123

Robert L. Proctor                     2,001,000             10.2%
2000 Main Street, Suite 202
Fort Myers, FL  33901

All Directors and Officers            4,001,000             20.4%
as a Group (2 persons)
______________________

(1) Includes 4,815,963 shares held directly by Mr. Manuel, 825,000 shares held in the name of Mr. Manuel's wife, and 100,000 shares held in the names of Mr. Manuel's two minor children.

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

     Included in the 16,562,193 shares issued were shares issued to the following persons who are former Officers and Directors of the Company, in the amounts shown:

                        Mark Manuel    -  9,223,963
                        Donald Dinger  -    925,000

     As of June 30, 2002, the Company owed $192,692 to Donald Dinger, a former director and shareholder, for loans Mr. Dinger made to the Company in its early stages of development.

     As of June 30, 2002, Mr. Manuel, a shareholder and former officer and director, waived $182,828 that was owed to him for accrued and unpaid salary.

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION
-------   -----------                   --------

  3.1     Certificate of                Incorporated by reference to
          Incorporation                 Exhibit 3.1 to the Registrant's
                                        Report on Form 10-KSB for the year
                                        ended June 30, 2001

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

                               NETSALON CORPORATION

                                Table of Contents

                                                                  Page

Independent Auditors' Reports                                   F-2 & F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet                                       F-4

  Consolidated Statements of Operations                            F-5

  Consolidated Statement of Shareholders' Deficit                  F-6

  Consolidated Statements of Cash Flows                            F-7

Notes to Consolidated Financial Statements                         F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of NetSalon Corporation

We have audited the accompanying consolidated balance sheet of NetSalon Corporation (a Delaware Corporation) as of June 30, 2002 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetSalon Corporation as of June 30, 2002, and the consolidated results of operations, changes in shareholders' deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses, has a working capital deficiency and a stockholders' deficit. As described more fully in Notes 5 and 8 to the financial statements, the Company is in payment default under certain notes payable and in arrears on accounts with certain vendors, which among other things, may cause the balance to be due upon demand. The Company is not aware of any alternate sources of capital to meet such demands, if made. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Schumacher & Associates, Inc.

November 12, 2002
Denver, Colorado

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of NetSalon Corporation

We have audited the related consolidated statements of operations, shareholders' deficit and cash flows of NetSalon Corporation (a Delaware Corporation) for the year ended June 30, 2001. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, and the consolidated results of operations, changes in shareholders' deficit and cash flows for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses, has a working capital deficiency and a stockholders' deficit. As described more fully in Notes 5 and 8 to the financial statements, the Company is in payment default under certain notes payable and in arrears on accounts with certain vendors, which among other things, may cause the balance to be due upon demand. The Company is not aware of any alternate sources of capital to meet such demands, if made. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Travis Wolff

November 8, 2001
Dallas, Texas

                               NETSALON CORPORATION
                            Consolidated Balance Sheet
                                  June 30, 2002

ASSETS

Current assets:
     Cash                                                 $   12,660
     Accounts receivable                                       1,555
                                                          ----------
                                                              14,215

Capitalized software costs, net of accumulated
amortization of $10,026                                        7,069

Property and equipment, net of accumulated
depreciation of $25,462                                       14,202
                                                          ----------
                                                          $   35,486
                                                          ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                $  458,908
     Deferred revenue                                         10,440
     Notes payable                                           534,445
     Loans payable to shareholders                           341,243
                                                          ----------
                                                           1,345,036
                                                          ----------

Commitments and contingencies (Notes 4,5,7,8,9 and 10)             -

Shareholders' deficit:
     Preferred stock - 20,000,000 shares authorized;
      $.001 Par; no shares issued                                  -
     Common stock - 100,000,000 shares authorized;
      $.001 Par; 19,630,900 shares issued                     19,630
     Additional paid-in capital                            1,236,749
     Accumulated deficit                                  (2,565,929)
                                                          ----------
                                                          (1,309,550)
                                                          ----------
                                                          $   35,486
                                                          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            NETSALON CORPORATION
                    Consolidated Statements of Operations

                                                 For the Year Ended
                                             June 30,          June 30,
                                               2002              2001
                                          -------------      -------------

Revenue                                      1,001,274          439,223
Cost of revenue                                342,585          114,671
                                           -----------       ----------
Gross margin                                   658,689          324,552

Operating expenses:
     Research and development                   14,824          194,909
     General and administrative expenses       705,244          687,257
     Selling and marketing                     143,455          323,397
                                           -----------       ---------
                                               863,523        1,205,563
                                           -----------       ----------
Operating loss                                (204,834)        (881,011)

Other income and (expenses):
     Disposition of property and equipment     (19,722)         (12,635)
     Interest income                                37            3,704
     Interest expense                         (108,482)         (69,105)
                                           -----------       ----------
                                              (128,167)         (78,036)
                                           -----------       ----------
Net loss                                   $  (333,001)      $ (959,047)
                                           ===========       ==========

Basic and diluted loss per share:
     Basic loss per common share           $     (0.02)      $     (.05)
                                           ===========       ==========
     Weighted average common shares
     outstanding                            19,630,000       17,558,405
                                           ===========       ==========
     Diluted earnings per common share     $     (0.02)      $     (.05)
                                           ===========       ==========
     Weighted average diluted common
     shares outstanding                     19,630,000       17,558,405
                                           ===========       ==========












The accompanying notes are an integral part of these consolidated financial statements.

                           NETSALON CORPORATION
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                     Common Stock          Additional    Common
                               -------------------------    Paid-in       Stock      Accumulated
                                  Shares        Amount      Capital     Subscribed     Deficit         Total
                               -------------   ---------   ----------   ----------   ------------   -----------

Members' equity at June 30,
2000                                       -         -              -    473,551      (1,273,881)     (800,330)

Reverse acquisition merger with
Makepeace Capital Corp.:

  Application of stock deposits
  for stock issued                         -        -         473,551   (473,551)              -             -

  Assumption of outstanding
  Makepeace Capital Corp.          3,857,500    3,857         525,273     28,500        (474,180)       83,450

  Liquidation of Makepeace
  Capital Corp. net assets that
  reverted back to majority
  shareholder in return for
  cancellation of common stock    (2,912,896)  (2,913)        (80,537)         -               -       (83,450)

  Issuance of Makepeace common
  stock to acquire NetSalon       31,186,053   31,186         (31,186)         -               -             -

  Recapitalization of Makepeace
  shareholders' deficit and
  deposits on common stock                 -        -        (445,680)   (28,500)        474,180             -

  Stock issued for consulting
  services and finders fees        5,100,396    5,100          (5,100)         -               -             -

  Sale of common stock net
  of finders fees of $200,000      2,030,000    2,030         477,970          -               -       480,000

  1 for 2 reverse stock split    (19,630,153) (19,630)         19,630          -               -             -

Net loss                                   -        -               -          -         (959,047)    (959,047)
                               -------------   -------     ----------   --------     ------------   -----------
Shareholders' deficit at
 June 30, 2001                    19,630,900    19,630        933,921          -       (2,232,928)   (1,279,377)

Additional paid in capital                 -         -        302,828          -                -       302,828

Net loss                                   -         -              -          -         (333,001)     (333,001)
                               -------------   -------     ----------   --------     ------------   -----------
Shareholders' deficit at
 June 30, 2002                    19,630,000   $19,630     $1,236,749   $      -     $ (2,565,929)  $(1,309,550)
                               =============   =======     ==========   ========     ============   ===========








The accompanying notes are an integral part of these financial statements.

                             NETSALON CORPORATION
                      Consolidated Statements of Cash Flows

                                                  For the Year Ended
                                                June 30,       June 30,
                                                  2002           2001
                                               ----------     ---------
Net loss                                      $ (333,001)     $(959,047)

Adjustments to reconcile net loss to
cash used in operating activities:
 Depreciation of property and equipment           17,683          8,582
 Loss on asset disposition                        16,789         12,635
 Amortization of capitalized software costs        8,548          1,479
 Compensation contributed by related party       240,000              -
Change in assets and liabilities:
 (Increase) in accounts receivable                  (891)          (664)
 (Increase) decrease in prepaid rent               4,818         (4,818)
 (Increase) decrease in software licenses         91,200        (91,200)
 Increase in accounts payable and
  accrued expenses                               261,628        199,724
 Increase in accrued shareholder fee payable           -         63,000
 Increase in officer (shareholder)
  compensation payable                            75,552         62,827
 (Decrease) in officer (shareholder)
  expense payable                                      -        (40,931)
 Deferred revenue                               (303,188)       313,628
                                              ----------      ---------
     Net cash provided by (used in)
     operating activities                         79,138       (434,785)

Cash flows from investing activities:
 Proceeds from sale of certificate of deposit          -        100,000
 Capitalized software costs                            -        (17,096)
 Cash received from disposition of
  property and equipment                               -          4,700
 Purchase of property and equipment               (4,978)       (51,621)
                                              ----------      ---------
     Net cash provided by (used in)
     investing activities                         (4,978)        35,983

Cash flows from financing activities:
 Proceeds from private placement (net
  of $200,000 in finder's fees)                        -        482,096
Repayment of settlement note payable                   -        (90,000)
Repayments of working capital advances
 by shareholder                                  (86,500)       (13,500)
Shareholder loan advances                         25,000              -
Repayments of shareholder loan payable                 -        (50,000)
Advances from bank note payable                        -        100,000
Principal repayment of bank note payable               -       (100,000)
                                              ----------      ---------
     Net cash provided by (used in)
     financing activities                        (61,500)       328,596
                                              ----------      ---------
Increase (decrease) in cash                       12,660        (70,206)
Cash, beginning of period                              -         70,206
                                              ----------      ---------
Cash, end of period                           $   12,660      $       -
                                              ==========      =========
Additional cash flow disclosures
 Interest paid                                $        -      $  30,096
Noncash Transactions
 Purchase of office furniture and fixtures
 through direct loan installment              $        -      $  11,293

The accompanying notes are an integral part of these consolidated financial statements.

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2002

Note 1 - Organization

This summary of significant accounting policies of NetSalon Corporation (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Operations and business description

NetSalon Corporation ("NetSalon" or the "Company") is primarily an enterprise application development company providing internet-based applications for affinity and direct sales companies. NetSalon also provides custom web development, database design, multi-media application development and other consulting services.

Basis of Consolidation

The consolidated financial statements include the accounts of NetSalon Corporation and NetSalon I, Inc. All significant intercompany transactions have been eliminated.

Business Combination

NetSalon Corporation (NetSalon Corp.), previously named Makepeace Capital Corp. (Makepeace), acquired 99% of NetSalon I, Inc., previously named NetSalon Corporation (Legacy NetSalon), pursuant to an August 17, 2000 share exchange agreement (Agreement) herein referred to as a business combination. After the business combination, Makepeace took on the name of NetSalon Corporation and the acquired Legacy NetSalon changed its name to NetSalon I, Inc. In accordance with the business combination agreement, Makepeace transferred its existing assets and liabilities to its former majority shareholder. Makepeace had no assets or liabilities as of the business combination date. As required, the business combination was accounted for as a reverse acquisition whereby Legacy NetSalon was defined as the accounting acquirer while Makepeace was the legal acquirer.

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

                            NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2002

Note 1 - Organization (Continued)

Business Combination - continued

Legacy NetSalon began operations in November 1998 developing internet-based technologies and had reached a point of technical feasibility with its products by December 31, 2000. During 2000, Legacy NetSalon emerged from its developmental stage, entered into a business combination with Makepeace, and established itself in the marketplace obtaining customers and establishing its business model.

Other

NetSalon had been reported as a developmental stage company at December 31, 1999. The Company has subsequently emerged from its developmental stage.

The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, growth of the internet and electronic commerce, new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service existing customers, and availability of sufficient capital and a limited operating history. Contingencies exist with respect to these matters, the ultimate resolution of which cannot presently be determined.

Note 2 - Summary of Significant Accounting Policies

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. No allowance was considered necessary as of June 30, 2002.

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2002

Note 2 - Summary of Significant Accounting Policies (Continued)

Capitalized Software Costs

The Company capitalized $17,096 of programming and related expenses as required by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" during the year ended June 30, 2001. The capitalized software development is being amortized over 24 months. Amortization amounted to $8,548 and $1,479 for the years ended June 30, 2002 and 2001, respectively.

Property and Equipment

Property and equipment are carried at cost and depreciated over estimated useful lives of three to seven years using the straight-line method. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of items sold or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts and gains or losses are reflected in current operations.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                            NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2002


Note 2 - Summary of Significant Accounting Policies (Continued)

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

Deferred revenue was approximately $10,440 and $313,628 at June 30, 2002 and 2001, respectively. During the year ended June 30, 2002, the Company recognized income previously deferred in the approximate amount of $141,145 related to contracts with customers that are no longer in business and therefore require no future support from the Company.

Note 3 - Property and Equipment

Property and equipment was composed of the following at June 30, 2002:

     Computer equipment                  $    32,920
     Furniture and fixtures                    6,744
                                         -----------
     Property and equipment, gross            39,664
     Less accumulated depreciation            25,462
                                         -----------
     Property and equipment, net         $    14,202
                                         ===========

Depreciation expense amounted to $17,683 and $8,582 for the years ended June 30, 2002 and 2001, respectively.

Note 4 - Notes Payable

Notes payable consisted of the following at June 30, 2002:

   Note payable to former investor.  Bears interest at
   a rate of 9% per annum.  Pursuant to a renegotiated
   agreement effective May 2001, monthly payments of
   $5,000 were required through October 2001 with
   monthly payments of $25,000 beginning in November
   2001.  This note payable has been classified as a
   current liability due to payment default.  Accrued
   interest amounted to $58,379 at June 30, 2002.            534,445
                                                           ---------
                                                           $ 534,445
                                                           =========

                            NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2002

Note 5 - Related Party Transactions

   Related party loans and payables were comprised of the following as of June 30, 2002:

   Note payable to shareholder requiring monthly payments
   of $5,000 per month including interest at a rate of 12%
   per annum.  Accrued interest amounted to $46,507 at June
   30, 2002.  This note payable has been classified as a
   current liability due to payment default.               $ 177,692

   Officers/Shareholders compensation accrued, but not
   paid at June 30, 2002.                                     75,551

   Due to shareholders for working capital advances.          25,000

   Due to shareholder and ex-officer for unpaid
   compensation.                                              63,000
                                                           ---------
                                                           $ 341,243
                                                           =========

During fiscal year 2001, the Company acquired computer equipment for $8,075 from a company owned by an officer and shareholder. The Company incurred legal fees of $16,750 and $55,524 to law firms affiliated with shareholders of the Company during the years ended June 30, 2002 and 2001, respectively.

During the year ended June 30, 2002, a shareholder of the Company transferred 2,000,000 restricted shares each to two officers of the Company. During January 2002, at the time the shareholder agreed to transfer the shares, the publicly traded approximate market value was $.03 per share. Since the transfer of the shares was considered to be compensation, compensation was recorded in the amount of $120,000 and a corresponding amount has been recorded as additional paid-in capital.

Note 6 - Income Taxes

As of June 30, 2002, there are no current or deferred income taxes payable.
As of June 30, 2002, the Company has total deferred tax assets of approximately $260,000 due to operating loss carry forwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $260,000. Thus, no tax assets have been recorded in the financial statements as of June 30, 2002.

The Company has available at June 30, 2002, unused operating loss carry forwards of approximately $1,300,000 which may be applied against future taxable income, expiring in various years through 2022. The available net operating loss carry forwards may be reduced if there is a 50% or more change in ownership.

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2002

Note 7 - Stock and Warrants

All common shares outstanding have equal voting rights with no restrictions. Approximately 756,000 class A warrants are outstanding as of June 30, 2002, that enable the holders to purchase common shares at $5.00 per share. These warrants expire on February 8, 2003. No new warrants were issued and no warrants were exercised during the years ended June 30, 2002 and 2001.

As part of an employee agreement, two officers of the Company are entitled to receive 2,000,000 stock options each. The option plan has been approved by the directors of the company, but is subject to shareholder approval. Since shareholders have not yet approved the plan, no determination was made regarding valuation of the options. If the shareholders approve the plan, each officer will have 1,000,000 options vested immediately. In addition, if the shareholders approve the plan, each of the officers will be entitled to receive 250,000 additional options quarterly commencing July 1, 2002. The options would have an exercise price of $.05 per share and would be exercisable until April 1, 2007.

Note 8 - Going Concern Issues Arising from Recurring Losses, Cash Flow Problems and Default on Debt

The Company has incurred recurring losses from operations. As of June 30, 2002, the Company's current liabilities exceeded its current assets by $1,330,821 and its total liabilities exceeded its total assets by $1,309,550. Additionally, as of June 30, 2002, the Company was in arrears for principal and interest payments on certain debt. Because of the default, the Company has classified the debt as current liabilities. Management believes that its ability to reduce certain operating costs and broadened its marketing efforts provide an opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 9 - Concentrations

For the year ending June 30, 2002, one customer accounted for approximately 27 percent of the revenue. Four other customers accounted for approximately 19, 15, 14 and 7 percent, respectively. For the year ending June 30, 2001, one customer accounted for approximately 62 percent of the revenue. Two other customers accounted for approximately 14 and 11 percent, respectively.

Note 10 - Litigation and contingencies

Certain disagreements exist between the Company and an entity concerning certain marketing and other products created by the entity. The entity claims that the Company owes them approximately $40,000. The Company's management believes that the entity owes them an unspecified amount, less than $40,000. Management believes that the Company will be successful in this dispute. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

                             NETSALON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2002

Note 10 - Litigation and contingencies (Continued)

During January 2002, a note holder filed a complaint against the Company and a director in the District Court of Harris County, Texas. The complaint alleges that the company breached its agreement dated September 15, 2000 to make monthly payments of $25,000 to the note holder under a promissory note in the amount of $536,700 including interest. The complaint seeks damages of $559,028, prejudgment interest and attorney's fees.

During November 2002, the Company entered into a Settlement Agreement with the note holder which provides as follows: The Company agreed to the entry of a judgment against it in the amount of $534,445 together with interest thereon from April 13, 2001 at the rate of 9% per annum. The note holder agreed that he would not execute upon the judgment until November 20, 2003, except pursuant to the terms of the Agreement. The director named in the litigation is to deliver 3,000,000 shares of the Company's common stock owned by the director, and such shares are to be held in escrow by the note holder's attorney. In the event that the Company completes a business combination transaction, certain shareholders of the Company will be required to cancel 9,630,900 shares leaving 10,000,000 shares outstanding before the closing. Of these ten million shares, the note holder will keep one million of the escrow shares in full satisfaction of the judgment debt and the other two million shares his attorney is holding in escrow will be canceled. If a business combination does not close, but another similar one does close by November 20, 2003, the same provisions will apply. If the Company does not complete a business combination, the note holder may at any time accept the 3 million shares in escrow in full satisfaction of the judgment debt. The note holder is not allowed to execute on the judgment until after November 20, 2003, unless the Company is in default under the Agreement. After November 20, 2003, if the Company has not completed a business combination or paid the debt, the note holder may execute upon the judgment and take the 3 million shares in escrow.

A former officer/employee has indicated that he is owed approximately $52,000 for unpaid compensation. In addition, he asserts that the Company is liable to him for an additional $125,000 related to the purchase, from the Company, of a certain system that allegedly did not meet represented specifications.
In addition, he asserts that the Company owes him $28,758 for advances made on behalf of the Company. Management believes that the system sold to the individual met required specifications and that there are no amounts due for past compensation. Management believes that the total amount owed to this individual approximates $18,758, which has been shown as a liability in the accompanying financial statements, as compared to $205,758 claimed by the individual. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

The Company is delinquent on payment of payroll taxes and the Internal Revenue Service has filed liens against the Company. The unpaid delinquent payroll taxes are approximately $130,000 at June 30, 2002. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

The Company is subject to various threatened creditor litigation and claims for unpaid balances accrued on the financial statements. Contingencies exist with respect to these matters, the ultimate resolution of which cannot presently be determined.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NETSALON CORPORATION



Dated:  November 14, 2002           By:/s/ Lance A. Perry
                                       Lance A. Perry, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                 Capacity                   Date
           ---------                 --------                   ----



/s/ Lance A. Perry             President, Chief           November 14, 2002
Lance A. Perry                 Executive Officer
                               and Director


/s/ Robert L. Proctor          Chief Operations Officer   November 14, 2002
Robert L. Proctor              and Director



                                 CERTIFICATIONS

     I, Lance A. Perry, certify that:

     1.     I have reviewed this annual report on Form 10-QSB of NetSalon
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002


                                  /a/ Lance A. Perry
                                  Lance A. Perry
                                  President
                                  (Principal Executive Officer)
                                  (Principal Financial Officer)


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                            NETSALON CORPORATION
                     PURSUANT TO 18 U.S.C. SECTION 1350


     I certify that, to the best of my knowledge, the Annual Report on Form 10-KSB of NetSalon Corporation for the year ended June 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of NetSalon Corporation.


                                        /s/ Lance A. Perry
                                        Lance A. Perry
                                        Chief Executive Officer
                                        and Principal Financial Officer
                                        November 14, 2002