Form 10QSB
period 2002-09-30
NETSALON CORP
filed 2002-11-19
CIK 1069211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For Quarter Ending September 30, 2002

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

                                Yes [ X ] No [ ]




As of November 18, 2002, 19,630,900 common shares, $.001 par value per share, were outstanding.








                             NETSALON CORPORATION

                                     INDEX

                                                                 Page
Part I FINANCIAL INFORMATION

   Item 1.

      Review Report of Independent Certified Public
       Accountants                                                3

      Consolidated Balance Sheet as of September 30, 2002
       (Unaudited) and June 30, 2002                              4

      Consolidated Statements of Operations for the
       three months ended September 30, 2002 and
       September 30, 2001 (unaudited)                             5

      Consolidated Statement of Cash Flows for the
       three months ended September 30, 2002 and
       September 30, 2001 (Unaudited)                             6

      Notes to Unaudited Consolidated Financial Statements        7

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         8

   Item 3.  Controls and Procedures                               9

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                      9

   Item 2. Changes in Securities                                  9

   Item 3. Default on Senior Securities                           9

   Item 4. Submission of Matters to a Vote of Security Holders    9

   Item 5. Other Information                                      9

   Item 6. Exhibits and Reports on Form 8-K                       9

SIGNATURES                                                       10

         REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
NetSalon Corporation
Ft. Myers, Florida

We have reviewed the accompanying balance sheet of NetSalon Corporation as of September 30, 2002, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NetSalon Corporation.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



/s Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

November 18, 2002

                             NETSALON CORPORATION
                         Consolidated Balance Sheet

                                                September 30,   June 30,
                                                    2002          2002
                                                ------------- -----------
                                                (Unaudited)   (See Note 1)

                                   ASSETS

Current assets:
   Cash                                         $     8,530   $    12,660
   Accounts receivable                               20,000         1,555
                                                -----------   -----------
                                                     28,530        14,215

Capitalized software costs, net of accumulated
amortization of $12,163                               4,932         7,069

Property and equipment, net of accumulated
 depreciation of $29,867                             10,042        14,202
                                                 ----------   -----------
     Total Assets                                $   43,504   $    35,486
                                                 ==========   ===========

                  LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses         $   488,622   $  458,908
   Deferred revenue                                    4,176       10,440
   Notes payable                                     534,445      534,445
   Loans payable to shareholders                     348,686      341,243
                                                 -----------   ----------
                                                   1,375,929    1,345,036
                                                 -----------   ----------
     Total Liabilities                             1,375,929    1,345,036
                                                 -----------   ----------

Commitments and contingencies (Note 2)                     -            -

Stockholders' (Deficit)
   Preferred stock - 20,000,000 shares authorized;
     $.001 Par; no shares issued                           -            -
   Common stock - 100,000,000 shares authorized;
     $.001 Par; 19,630,900 shares issued              19,630       19,630
   Additional paid-in capital                      1,236,749    1,236,749
   Accumulated deficit                            (2,588,804)  (2,565,929)
                                                 -----------   ----------
     Total Stockholders' (Deficit)                (1,332,425)  (1,309,550)
                                                 -----------   ----------
Total Liabilities and Stockholders' (Deficit)    $    43,504   $   35,486
                                                 ===========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

                             NETSALON CORPORATION
                  Consolidated Statements of Operations (Unaudited)

                                            For the           For the
                                          Three Months     Three Months
                                             Ended             Ended
                                         September 30,     September 30,
                                              2002              2001
                                        --------------     -------------

Revenue                                        218,901           151,558
Cost of revenue                                 50,826            18,881
                                           -----------       -----------
Gross margin                                   168,075           132,677

Operating expenses:
   Research and development                      6,720            44,618
   General and administrative expenses         159,406           157,745
   Selling and marketing                         7,063            77,127
                                           -----------       -----------
                                               173,189           279,490
                                           -----------       -----------
Operating income (loss)                         (5,114)         (146,813)
                                           -----------       -----------

Other income and (expenses):
   Interest income                                  45                 -
   Disposition of fixed assets                                    (2,933)
   Interest expense                            (17,806)          (17,602)
                                           -----------       -----------
                                               (17,761)          (20,535)
                                           -----------       -----------
Net (loss)                                 $   (22,875)      $  (167,348)
                                           ===========       ===========

Basic and diluted earnings per share:
   Basic loss per common share             $    (0.001)      $    (0.009)
                                           ===========       ===========
   Weighted average common shares
   outstanding                              19,630,900        19,630,900
                                           ===========       ===========
   Diluted earnings per common share       $    (0.001)      $    (0.009)
                                           ===========       ===========
   Weighted average diluted common
   shares outstanding                       19,630,900        19,630,900
                                           ===========       ===========









The accompanying notes are an integral part of these consolidated financial statements.

                             NETSALON CORPORATION
               Consolidated Statements of Cash Flows (Unaudited)

                                                For the           For the
                                              Three Months      Three Months
                                                 Ended             Ended
                                              September 30,     September 30,
                                                  2002              2001
                                              -----------       -----------

Net loss                                      $   (22,875)      $  (167,348)

Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
  Depreciation of property and equipment            4,405             4,132
  Loss on asset disposition                             -             2,933
  Disposition of furniture and equipment                -            (2,056)
  Amortization of capitalized software costs        2,137             3,181
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable      (18,445)              664
  Decrease in prepaid expenses                          -             4,818
  (Increase) decrease in software licenses              -           (19,277)
  Increase in accounts payable and accrued
   expenses                                        29,714            68,485
  Increase (decrease) in deferred revenue          (6,264)          141,229
  Increase in accrued compensation to
   officers (shareholders)                          7,443            45,000
                                              -----------       -----------
     Net cash provided by (used in)
     operating activities                          (3,885)           81,761
                                              -----------       -----------
Cash flows from investing activities:
  Capitalized software costs                            -           (14,796)
  Purchase of equipment                              (245)             (490)
                                              -----------       -----------
     Net cash provided by (used in)
     investing activities                            (245)          (15,286)
                                              -----------       -----------
Cash flows from financing activities:
  Repayments of shareholder loan                        -           (65,000)
                                              -----------       -----------
     Net cash provided by (used in)
     financing activities                               -           (65,000)
                                              -----------       -----------
Increase (decrease) in cash                        (4,130)            1,475

Cash, beginning of period                          12,660                 -
                                              -----------       -----------
Cash, end of period                           $     8,530       $     1,475
                                              ===========       ===========
Additional cash flow disclosures
  Interest paid                               $         -       $    20,000


The accompanying notes are an integral part of these consolidated financial statements.

                              NETSALON CORPORATION

                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                              September 30, 2002

1.   Unaudited Statements

     The balance sheet as of September 30, 2002, the statements of operations and the statements of cash flows for the three month periods ended September 30, 2002 and 2001, have been prepared by NetSalon Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at September 30, 2002 and for all periods presented, have been made.

     It is suggested that these statements be read in conjunction with the June 30, 2002 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

2.   Calculation of Earnings (Loss) Per Share

     The earnings (loss) per share is calculated by dividing the net income
(loss) to common stockholders by the weighted average number of common shares outstanding.

3.   Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations, has a stockholders' deficiency and a negative working capital that raise substantial doubts about its ability to continue as a going concern. Management is attempting to raise additional capital.

     In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financial requirements, raise additional capital as needed, and the success of its future operations.

     Management believes that its ability to raise additional capital provides an opportunity for the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the three months ended September 30, 2002, the Company reported revenue of $218,901 compared to revenue of $151,558 during the three months ended September 30, 2001.

     During the three months ended September 30, 2002, the cost of revenue was $50,826 or 23.2% of sales, compared to $18,881 or 12.5% of sales during the three months ended September 30, 2001.

     Operating expenses for the three months ended September 30, 2002 were $173,189 compared to $279,490 for the three months ended September 30, 2001. Research and development costs declined significantly from $44,618 in the three months ended September 30, 2001, to $6,720 in the three months ended September 30, 2002, because the Company completed the development of most of its products during the prior year.

     The net loss was $22,875 in the three months ended September 30, 2002, compared to $167,348 in the three months ended September 30, 2001.

     The Company's future existence is dependent upon maintaining its present team of officers, directors, staff and independnet contractors, closing those contracts now is negotiation, or alternatively to seek additional cash. If no contracts are closed in the quarter ending December 30, 2002, the Company will have to raise additional capital in order to survive.

     The Company has managed to lower costs, increase revenues and reduce debt over the last fiscal year. As we move forward, NetSalon will continue to focus on residual fee based offerings with more substantial clients, reducing the dependence of the business on new client acquisition. That focus in addition to an aggressive effort to procure new strategic alliances and programs in the MLM Industry will enable NetSalon to continue its ability to perform and with time increase shareholder value.

     The Company has and will consider effective merger and acquisition opportunities provided they have a reasonable chance of increasing shareholder value.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, the Company had a working capital deficit of $1,347,399. The Company's future existence is dependent upon closing those contracts now in negotiation, or alternatively to seek additional capital. It would be difficult for the Company to raise additional capital, particularly in view of the Company's poor financial condition and the reluctance of the participants in the equity markets to invest in speculative ventures.

ITEM 3.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                                   NETSALON CORPORATION



                                   By:/s/ Lance Perry
Date:  November 18, 2002              Lance Perry, President



                                 CERTIFICATIONS

     I, Lance A. Perry, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of NetSalon Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 18, 2002


                                  /a/ Lance A. Perry
                                  Lance A. Perry
                                  President
                                  (Principal Executive Officer)
                                  (Principal Financial Officer)


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                            NETSALON CORPORATION
                     PURSUANT TO 18 U.S.C. SECTION 1350


     I certify that, to the best of my knowledge, the Report on Form 10-QSB of NetSalon Corporation for the quarter ended September 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of NetSalon Corporation.


                                        /s/ Lance A. Perry
                                        Lance A. Perry
                                        Chief Executive Officer
                                        and Principal Financial Officer
                                        November 18, 2002