Form 10QSB
period 2002-12-31
NETSALON CORP
filed 2003-02-20
CIK 1069211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For Quarter Ending December 31, 2002

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

                                Yes [ X ] No [ ]




As of February 17, 2003, 19,630,900 common shares, $.001 par value per share, were outstanding.

                             NETSALON CORPORATION

                                     INDEX

                                                                 Page
Part I FINANCIAL INFORMATION

   Item 1.

      Consolidated Balance Sheet as of December 31, 2002
       (Unaudited) and June 30, 2002                              3

      Consolidated Statements of Operations for the
       three months ended December 31, 2002 and
       December 31, 2001 (unaudited)                              4

      Consolidated Statements of Operations for the
       six months ended December 31, 2002 and
       December 31, 2001 (unaudited)                              5

      Consolidated Statement of Cash Flows for the
       six months ended December 31, 2002 and
       December 31, 2001 (Unaudited)                              6

      Notes to Unaudited Consolidated Financial Statements        7

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         9

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                      11

   Item 2. Changes in Securities                                  11

   Item 3. Default on Senior Securities                           11

   Item 4. Submission of Matters to a Vote of Security Holders    11

   Item 5. Other Information                                      11

   Item 6. Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                        12

                            NETSALON CORPORATION
                         Consolidated Balance Sheet

                                                December 31,    June 30,
                                                    2002         2002
                                                (Unaudited)   (See Note 1)
                                                -----------   -----------
                                   ASSETS

Current assets:
   Cash                                         $         -   $    12,660
   Accounts receivable                               28,780         1,555
                                                -----------   -----------
                                                     28,780        14,215

Capitalized software costs, net of accumulated
amortization of $12,163                               2,795         7,069

Property and equipment, net of accumulated
 depreciation of $29,867                              7,045        14,202
Other                                                 2,100             -
                                                 ----------   -----------
     Total Assets                                $   40,720   $    35,486
                                                 ==========   ===========

                  LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses         $   520,162   $  458,908
   Checks in excess of bank balance                    4,192
   Deferred revenue                                        -       10,440
   Notes payable                                     534,445      534,445
   Loans payable to shareholders                     411,793      341,243
                                                 -----------   ----------
                                                   1,470,592    1,345,036
                                                 -----------   ----------
     Total Liabilities                             1,470,592    1,345,036
                                                 -----------   ----------

Commitments and contingencies (Note 2)                     -            -

Stockholders' (Deficit)
   Preferred stock - 20,000,000 shares authorized;
     $.001 Par; no shares issued                           -            -
   Common stock - 100,000,000 shares authorized;
     $.001 Par; 19,630,900 shares issued              19,630       19,630
   Additional paid-in capital                      1,236,749    1,236,749
   Accumulated deficit                            (2,686,251)  (2,565,929)
                                                 -----------   ----------
     Total Stockholders' (Deficit)                (1,429,872)  (1,309,550)
                                                 -----------   ----------
Total Liabilities and Stockholders' (Deficit)    $    40,720   $   35,486
                                                 ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             NETSALON CORPORATION
                     Consolidated Statements of Operations
                                 (Unaudited)

                                            For the            For the
                                          Three Months      Three Months
                                             Ended             Ended
                                          December 31,      December 31,
                                              2002              2001
                                        --------------     -------------

Revenue                                        131,808           231,185
Cost of revenue                                 23,003           114,498
                                           -----------       -----------
Gross margin                                   108,805           116,687

Operating expenses:
   Research and development                      8,381                 -
   General and administrative expenses         174,961           259,124
   Selling and marketing                         1,102            46,942
                                           -----------       -----------
                                               184,444           306,066
                                           -----------       -----------
Operating income (loss)                        (75,639)         (189,379)
                                           -----------       -----------

Other income and (expenses):
   Interest income                                  29                 -
   Disposition of fixed assets                                         -
   Interest expense                            (21,837)          (16,782)
                                           -----------       -----------
                                               (21,808)          (16,782)
                                           -----------       -----------
Net (loss)                                 $   (97,447)      $  (206,161)
                                           ===========       ===========

Basic and diluted earnings per share:
   Basic loss per common share             $    (0.005)      $    (0.011)
                                           ===========       ===========
   Weighted average common shares
   outstanding                              19,630,900        19,630,900
                                           ===========       ===========
   Diluted earnings per common share       $    (0.005)      $    (0.011)
                                           ===========       ===========
   Weighted average diluted common
   shares outstanding                       19,630,900        19,630,900
                                           ===========       ===========





The accompanying notes are an integral part of these consolidated financial statements.

                             NETSALON CORPORATION
                     Consolidated Statements of Operations
                                 (Unaudited)

                                            For the           For the
                                          Six Months         Six Months
                                             Ended             Ended
                                         December 31,       December 31,
                                              2002              2001
                                         -------------      ------------

Revenue                                        350,709           382,743
Cost of revenue                                 73,829           133,379
                                           -----------       -----------
Gross margin                                   276,880           249,364

Operating expenses:
   Research and development                     15,101            44,618
   General and administrative expenses         334,367           416,869
   Selling and marketing                         8,165           124,069
                                           -----------       -----------
                                               357,633           585,556
                                           -----------       -----------
Operating income (loss)                        (80,753)         (336,192)
                                           -----------       -----------

Other income and (expenses):
   Interest income                                  74                 -
   Disposition of fixed assets                                    (2,933)
   Interest expense                            (39,643)          (34,384)
                                           -----------       -----------
                                               (39,569)          (37,317)
                                           -----------       -----------
Net (loss)                                 $  (120,322)      $  (373,509)
                                           ===========       ===========

Basic and diluted earnings per share:
   Basic loss per common share             $    (0.006)      $    (0.019)
                                           ===========       ===========
   Weighted average common shares
   outstanding                              19,630,900        19,630,900
                                           ===========       ===========
   Diluted earnings per common share       $    (0.006)      $    (0.019)
                                           ===========       ===========
   Weighted average diluted common
   shares outstanding                       19,630,900        19,630,900
                                           ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            NETSALON CORPORATION
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                For the           For the
                                              Six Months        Six Months
                                                 Ended             Ended
                                              December 31,      December 31,
                                                  2002              2001
                                              -----------       -----------

Net loss                                      $  (120,322)      $  (373,509)

Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
  Depreciation of property and equipment            8,893             8,266
  Loss on asset disposition                             -             2,933
  Amortization of capitalized software costs        4,274             6,362
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable      (27,225)         (239,336)
  Decrease in prepaid expenses                          -               918
  (Increase) decrease in software licenses              -            91,200
  Increase in accounts payable and accrued
   expenses                                        61,254           231,053
  Increase (decrease) in deferred revenue         (10,440)          235,110
  Increase in accrued compensation to
   officers (shareholders)                         70,550            90,000
  Other                                             2,092            (3,922)
                                              -----------       -----------
     Net cash provided by (used in)
     operating activities                         (10,924)           39,075
                                              -----------       -----------
Cash flows from investing activities:
  Capitalized software costs                            -           (14,796)
  Disposition of furniture                                          (12,172)
  Purchase of equipment                            (1,736)             (490)
                                              -----------       -----------
     Net cash provided by (used in)
     investing activities                          (1,736)          (27,458)
                                              -----------       -----------
Cash flows from financing activities:
  Repayments of shareholder loan                        -           (11,293)
                                              -----------       -----------
     Net cash provided by (used in)
     financing activities                               -           (11,293)
                                              -----------       -----------
Increase (decrease) in cash                       (12,660)              324

Cash, beginning of period                          12,660                 -
                                              -----------       -----------
Cash, end of period                           $         -       $       324
                                              ===========       ===========
Additional cash flow disclosures
  Interest paid                               $         -       $    20,000
Noncash Transactions
  Purchase of office furniture and
   Fixtures through direct loan installment   $         -       $    11,293

The accompanying notes are an integral part of these consolidated financial statements.

                              NETSALON CORPORATION
                   Notes to Consolidated Financial Statements
                                 (Unaudited)
                              December 31, 2002

1.   Unaudited Statements

     The balance sheet as of December 31, 2002, the statements of operations and the statements of cash flows for the three and six month periods ended December 31, 2002 and 2001, have been prepared by NetSalon Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at December 31, 2002 and for all periods presented, have been made.

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

                           NETSALON CORPORATION
                 Notes to Consolidated Financial Statements
                               (Unaudited)
                            December 31, 2002
4.   Subsequent Event

     Effective January 24, 2003 the Company's Board of Directors approved an agreement that provided for the cancellation of 7,741,668 shares of the Company's common stock and the issuance of 88,060,768 new shares of the Company's common stock. In addition, the Company has agreed to obtain conversions, releases or other agreements such that the outstanding liabilities, obligations and other debts, direct or indirect, contingent or existing, shall be no more than $340,000. The Company has agreed to change its name to "Military Communications Technologies, Inc.," elect a specified list of five directors and cause its shareholders to increase the authorized common stock to 200,000,000. Subsequent to the increase in authorized common stock, an additional 19,293,320 shares of common stock of the Company shall be issued. The transaction results in a change in control of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 VS. THREE MONTHS ENDED DECEMBER 31, 2001

     During the three months ended December 31, 2002, the Company reported revenue of $131,808 compared to revenue of $231,185 during the three months ended December 31, 2001.

     During the three months ended December 31, 2002, the cost of revenue was $23,003 or 17.5% of sales, compared to $114,498 or 49.5% of sales during the three months ended December 31, 2001.

     Operating expenses for the three months ended December 31, 2002 were $184,444 compared to $306,066 for the three months ended December 31, 2001.

     The net loss was $75,639 in the three months ended December 31, 2002, compared to $189,379 in the three months ended December 31, 2001.

SIX MONTHS ENDED DECEMBER 31, 2002 VS. SIX MONTHS ENDED DECEMBER 31, 2001

     During the six months ended December 31, 2002, the Company reported revenue of $350,709 compared to revenue of $382,743 during the six months ended December 31, 2001.

     During the six months ended December 31, 2002, the cost of revenue was $73,829 or 21.0% of sales, compared to $133,379 or 34.8% of sales during the six months ended December 31, 2001.

     Operating expenses for the six months ended December 31, 2002 were $357,633 compared to $585,556 for the six months ended December 31, 2001.

     The net loss was $80,753 in the six months ended December 31, 2002, compared to $336,192 in the six months ended December 31, 2001.

     The Company's future existence is dependent upon maintaining its present team of officers, directors, staff and independent contractors, closing those contracts now is negotiation, or alternatively to seek additional cash. If no contracts are closed in the quarter ending March 31, 2003, the Company will have to raise additional capital in order to survive.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, the Company had a working capital deficit of $1,441,812. The Company's future existence is dependent upon closing those contracts now in negotiation, or alternatively to seek additional capital. It would be difficult for the Company to raise additional capital, particularly in view of the Company's poor financial condition and the reluctance of the participants in the equity markets to invest in speculative ventures.

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

                                   NETSALON CORPORATION



                                   By:/s/ Lance A. Perry
Date:  February 20, 2003              Lance A. Perry, President


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

Dated: February 20, 2003


                                  /s/ Lance A. Perry
                                  Lance A. Perry
                                  President
                                  (Principal Executive Officer)
                                  (Principal Financial Officer)


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                            NETSALON CORPORATION
                     PURSUANT TO 18 U.S.C. SECTION 1350


     I certify that, to the best of my knowledge, the Report on Form 10-QSB of NetSalon Corporation for the quarter ended December 31, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of NetSalon Corporation.


                                        /s/ Lance A. Perry
                                        Lance A. Perry
                                        Chief Executive Officer
                                        and Principal Financial Officer
                                        February 20, 2003