Form 10QSB
period 2003-03-31
NETSALON CORP
filed 2003-06-06
CIK 1069211

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                  FORM  10-QSB

            Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of  the
                        Securities  Exchange  Act  of  1934

                      For  Quarter  Ending  March  31,  2003

                       Commission  File  Number  000-26375


                 Military  Communications  Technologies,  Inc.
             ------------------------------------------------------
       (Exact  name  of  small  business  issuer  as  specified  in its charter)


         Delaware                                       84-1472120
------------------------                        ---------------------------
(State  or  other  jurisdiction           (IRS  Employer  Identification Number)
of  incorporation  or  organization)


           2235  1st  Street,  Suite  216,  Fort  Meyers,  Florida  33901
         ---------------------------------------------------------
                  (Address  of  principal  executive  offices)


                                (941)  791-3300
              ----------------------------------------------------
                       (Issuer's  telephone  number)


                             NetSalon  Corporation
              ----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


As of June 3, 2003, 99,750,000 common shares, $.001 par value per share, were outstanding.

    MILITARY  COMMUNICATIONS  TECHNOLOGIES,  INC.  &  CONSOLIDATED  SUBSIDIARY

                                     INDEX

                                                                 Page
Part  I  FINANCIAL  INFORMATION

   Item  1.

      Consolidated  Balance  Sheet  as  of  March  31,  2003
       (Unaudited)  and  June  30,  2002                              3

      Consolidated  Statements  of  Operations  for  the
       three  months  ended  March  31,  2003  and
       March  31,  2002  (unaudited)                                  4

      Consolidated  Statements  of  Operations  for  the
       nine  months  ended  March  31,  2003  and
       March  31,  2002  (unaudited)                                  5

      Consolidated  Statement  of  Cash  Flows  for  the
      nine  months  ended  March  31,  2003  and
 March  31,  2002  (Unaudited)                                        6

      Notes  to  Unaudited  Consolidated  Financial  Statements       7

   Item  2.  Management's  Discussion  and  Analysis  of  Financial
      Condition  and  Results  of  Operations                         8

PART  II  -  OTHER  INFORMATION

   Item  1.  Legal  Proceedings

   Item  2.  Changes  in  Securities

   Item  3.  Default  on  Senior  Securities

   Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

   Item  5.  Other  Information

   Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

    MILITARY  COMMUNICATIONS  TECHNOLOGIES,  INC.  &  CONSOLIDATED  SUBSIDIARY
                         Consolidated  Balance  Sheet

                                                  March 31,     June 30,
                                                  2003          2002
                                                (Unaudited)   (See Note 1)
---------------------------------------------------------------------------
                                   ASSETS

Current assets:
   Cash                                         $10,992   $12,660
   Accounts receivable                                4,856         1,555
                                                -----------   -----------
                                                     15,848        14,215

Investment                                          107,354             -
Capitalized software costs, net of accumulated
amortization of $16,437 at March 31, 2003 and
10,026 at June 30, 2002                                658         7,069

Property and equipment, net of accumulated
depreciation of $38,844 at March 31, 2003
and $25,462 at June 30, 2002                          4,272        14,202
Other                                                 3,100             -
                                                 ----------   -----------
     Total Assets                                  $131,232       $35,486
                                                 ==========   ===========

                  LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses           $596,196      $458,908
      Deferred revenue                                             10,440
   Notes payable                                           -      534,445
   Loans payable to shareholders                     436,106
   Stock payable                                      19,293      341,243
                                                 -----------   ----------
                                                   1,051,595    1,345,036
                                                 -----------   ----------
     Total Liabilities                             1,051,595    1,345,036
                                                 -----------   ----------

Commitments and contingencies (Note 2)                     -            -

Stockholders' (Deficit)
   Preferred stock - 20,000,000 shares authorized;
     $.001 Par; no shares issued                           -            -
   Common stock - 100,000,000 shares authorized;
     $.001 Par; 19,630,900 shares issued at June
     30, 2002 and 101,000,000 shares issued on
     March 31, 2003                                   10,000       19,630
   Additional paid-in capital                      1,777,885    1,236,749
   Accumulated deficit                            (2,799,248)  (2,565,929)
                                                 -----------   ----------
     Total Stockholders' (Deficit)                (  920,363)  (1,309,550)
                                                 -----------   ----------
Total Liabilities and Stockholders' (Deficit)       $131,232      $35,486
                                                 ===========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

    MILITARY  COMMUNICATIONS  TECHNOLOGIES,  INC.  &  CONSOLIDATED  SUBSIDIARY
                  Consolidated  Statements  of  Operations
                                 (Unaudited)


                                            For the           For the
                                          Three Months     Three Months
                                             Ended             Ended
                                            March 31,        March 31,
                                              2003              2002
                                        --------------     -------------

Revenue                                        121,562          245,609
Cost of revenue                                 45,570           11,237
                                           -----------       -----------
Gross margin                                    75,992          234,372

Operating expenses:
   Research and development                      9,202             4,700
   General and administrative expenses         155,895           167,446
   Selling and marketing                         2,056            19,252
                                           -----------       -----------
                                               167,153           191,398
                                           -----------       -----------
Operating (loss)                               (91,160)         ( 42,974)
                                           -----------       -----------

Other income and (expenses):
   Interest expense                            (21,837)          (16,783)
                                           -----------       -----------
                                               (21,837)          (16,783)
                                           -----------       -----------
Net (loss)                                 $  (112,997)      $   (26,191)
                                           ===========       ===========

Basic and diluted earnings per share:
   Basic loss per common share             $    (0.001)      $    (0.001)
                                           ===========       ===========
   Weighted average common shares
   outstanding                             101,000,000        19,630,900
                                           ===========       ===========
   Diluted earnings per common share       $    (0.001)      $    (0.001)
                                           ===========       ===========
   Weighted average diluted common
   shares outstanding                      101,000,000        19,630,900
                                           ===========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

    MILITARY  COMMUNICATIONS  TECHNOLOGIES,  INC.  &  CONSOLIDATED  SUBSIDIARY
                  Consolidated  Statements  of  Operations
                                 (Unaudited)


                                            For the           For the
                                          Nine Months       Nine Months
                                             Ended             Ended
                                           March 31,          March 31,
                                              2003              2002
                                        --------------     -------------

Revenue                                        472,272           628,352
Cost of revenue                                119,399           144,616
                                           -----------       -----------
Gross margin                                   352,873           483,736

Operating expenses:
   Research and development                     24,303            49,318
   General and administrative expenses         490,263           584,315
   Selling and marketing                        10,221           143,321
                                           -----------       -----------
                                               524,787           776,954
                                           -----------       -----------
Operating income (loss)                       (171,914)         (293,218)
                                           -----------       -----------

Other income and (expenses):
   Interest income                                  74                 -
   Disposition of fixed assets                       -            (2,933)
   Interest expense                            (61,480)          (51,167)
                                           -----------       -----------
                                               (61,406)          (54,100)
                                           -----------       -----------
Net (loss)                                 $  (233,320)      $  (347,318)
                                           ===========       ===========

Basic and diluted earnings per share:
   Basic loss per common share             $    (0.005)      $    (0.018)
                                           ===========       ===========
   Weighted average common shares
   outstanding                              19,630,900        19,630,900
                                           ===========       ===========
   Diluted earnings per common share       $    (0.005)      $    (0.018)
                                           ===========       ===========
   Weighted average diluted common
   shares outstanding                       46,754,000        19,630,900
                                           ===========       ===========




The accompanying notes are an integral part of these consolidated financial statements.

    MILITARY  COMMUNICATIONS  TECHNOLOGIES,  INC.  &  CONSOLIDATED  SUBSIDIARY
                  Consolidated  Statements  of  Cash  Flows
                                 (Unaudited)

                                                For the           For the
                                              Nine Months       Nine Months
                                                 Ended             Ended
                                               March 31,          March 31,
                                                   2003              2002
                                              -----------       -----------

Net loss                                      $(233,320)      $(347,318)

Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
  Depreciation of property and equipment           13,381            12,398
  Loss on asset disposition                             -             2,933
  Amortization of capitalized software costs        6,411             9,543
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable       (3,301)              664
  Decrease in prepaid expenses                          -              2918
  (Increase) decrease in software licenses              -            91,200
  Increase in accounts payable and accrued
   expenses                                       137,288           166,309
  Increase (decrease) in deferred revenue         (10,440)         (100,484)
  Increase in accrued compensation to
   officers (shareholders)                         94,863           240,000
  Other                                            (3,100)           (1,953)
                                              -----------       -----------
     Net cash provided by (used in)
     operating activities                           1,782            76,210
                                              -----------       -----------
Cash flows from investing activities:
  Capitalized software costs                            -           (14,796)
  Disposition of furniture                                           12,172
  Purchase of equipment                            (3,450)           (6,144)
                                              -----------       -----------
     Net cash provided by (used in)
     investing activities                          (3,450)           (8,768)
                                              -----------       -----------
Cash flows from financing activities:
  Repayments of shareholder loan                        -           (11,293)
  Prior-investor payable repayment                                  (53,500)
                                              -----------       -----------
     Net cash provided by (used in)
     financing activities                               -           (64,793)
                                              -----------       -----------
Increase (decrease) in cash                        (1,668)            2,649

Cash, beginning of period                          12,660                 -
                                              -----------       -----------
Cash, end of period                           $    10,992       $     2,649
                                              ===========       ===========
Additional cash flow disclosures
  Interest paid                               $         -       $    20,000
Noncash Transactions
  Purchase of office furniture and
   Fixtures through direct loan installment   $         -       $    11,293




The accompanying notes are an integral part of these consolidated financial statements.

MILITARY  COMMUNICATIONS  TECHNOLOGIES,  INC.  &  CONSOLIDATED  SUBSIDIARY
               Notes  to  Consolidated  Financial Statements
                              (Unaudited)
                          March  31,  2003

1.     Unaudited  Statements

     The balance sheet as of March 31, 2003, the statements of operations and the statements of cash flows for the six and nine month periods ended March 31, 2003 and 2002, have been prepared by NetSalon Corporation (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at March 31, 2003 and for all periods presented, have been made.

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

MILITARY  COMMUNICATIONS  TECHNOLOGIES,  INC.  &  CONSOLIDATED  SUBSIDIARY
               Notes  to  Consolidated  Financial Statements
                               (Unaudited)
                        March  31,  2003

4.     Subsequent  Event

Effective January 24, 2003 the Company's Board of Directors approved an agreement that provided for the cancellation of 7,741,668 shares of the Company's common stock and the issuance of 88,060,768 new shares of the Company's common stock. In addition, the Company has agreed to obtain conversions, releases or other agreements such that the outstanding liabilities, obligations and other debts, direct or indirect, contingent or existing, shall be no more than $340,000. As of March 31, 2003, the Company has not been able to reduce its liabilities to the $340,000. The contract also required that all income tax returns of the company be filed currently. As of March 31, 2203, the returns had not been filed. The Company does not anticipate any tax liability because of its net operating loss carryover. The Company has agreed to change its name to "Military Communications Technologies, Inc.", elect a specified list of five directors and cause its shareholders to increase the authorized common stock to 200,000,000. This was completed subsequent to 3/31/03. Subsequent to the increase in authorized common stock, an additional 19,293,320 shares of common stock of the Company shall be issued. As of March 31, 2003, a provision for 19,293,320 shares has been recorded as a liability pending completion of the amendment of articles of incorporation. The transaction results in a change in control of the Company.

5.     Conversion  of  Debt

During the three months ended March 31, 2003, the Company issued 1,000,000 shares of its common stock in exchange for debt of $534,445

6.     Subsequent  Event

Effective April 17, 2003, the Company agreed to issue 750,000 shares of it's common stock to a director and 750,000 shares of it's common stock to an employee for services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CAUTIONARY STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, and increases in general and administrative costs, and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

THREE  MONTHS  ENDED  MARCH  31,  2003  VS.  THREE  MONTHS  ENDED MARCH 31, 2002

     During the three months ended March 31, 2003, the Company reported revenue of $121,562 compared to revenue of $245,609 during the three months ended December 31, 2001. These revenue numbers reflected a reduction in the Company's historical business while it sought an appropriate merger candidate to improve shareholder value.

     During the three months ended March 31, 2003, the cost of revenue was $45,570 or 37.5% of sales, compared to $11,237 or 4.8% of sales during the three months ended December 31, 2001.

     Operating expenses for the three months ended March 31, 2003 were $21,837 compared to $16,738 for the three months ended March 31, 2002.

     The net loss was $112,997 in the three months ended March 31, 2003, compared to $26,191 in the three months ended March 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2003, the Company had a working capital deficit of $1,035,747. In connection with the Company's acquisition of stock of Military Communications Technologies (Pty) Ltd., an Australian company, the Company entered into some conversion agreements with shareholders and cancelled certain outstanding obligations. The Company continues to seek to complete other such conversions.

     Effective December 2, 2002, the Company entered into an agreement with Global Investment Fund Pty. Ltd., an Australian corporation ("Global"), pursuant to which the Company agreed to issue 88,060,768 shares of the Company's common stock immediately and issue an additional 19,293,320 shares after the Company had increased its authorized common stock. The shares issued were intended to provide Global Investment with approximately 90% of the then-outstanding common stock of the Company. The initial transfer occurred in February 2003. In consideration for the shares, Global transferred to the Company 15% of the outstanding common stock of Military Communications Technologies (Pty) Ltd., an Australian corporation ("MCTL"). MCTL is in the business of developing communications equipment for the wireless communications industry in both the commercial and military fields, developed over the last four years in Australia, and has ownership of several patent applications, developed by its engineering division, for a revolutionary new Software Defined Radio multiple protocol wireless base station technology known as SpectruCell. MCTL intends to implement field trials with a US based carrier, to undertake an extensive joint venture relationship with one of the largest semi-conductor companies in the USA, to undertake to complete active commercial negotiations with a large US based military contractor, and to undertake an active involvement in potential relationships with several other International and US based communications companies and military contractors. Furthermore, MCTL intends to locate and establish a base of operations in the United States for the continued development, marketing and distribution of the SpectruCell SDR commercial and military products in the USA and Canada.

     The Company's future existence will continue to depend upon obtaining capital for the implementation of its existing business, as well as implementation of the MCTL business. Management of the Company is in active negotiations for obtaining funding through private placements, bank funding and other sources. In the event these negotiations are not successful, the Company will have to raise additional capital in order to survive.


ITEM  3.  CONTROLS  AND  PROCEDURES

Roger May, the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this report. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date Mr. May completed his evaluation.

                         PART  II  -  0THER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     None.

ITEM  2.  CHANGES  IN  SECURITIES.

     None.

ITEM  3.  DEFAULTS  OF  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On March 17, 2003, the Company mailed or otherwise furnished to its stockholders in connection with the prior receipt by the Board of Directors of approval by written consent of the holders of a majority of the Company's Common Stock (the "Voting Capital Stock") of proposals (i) to approve an amendment to the Certificate of Incorporation to increase the authorized common stock to 200,000,000 shares from 100,000,000 shares, par value $.001 per share;
(ii) to approve an amendment to the Certificate of Incorporation of the Company to change the name of the Company to Military Communications Technologies, Inc.; and (iii) to confirm the election of seven persons to the Company's board of directors. The Board nominated Michael Roux, Lance A. Perry, Peter Hayes, Charles Wantrup, Roger May, and David Lockwood as directors, each to serve a one year term until the 2004 annual meeting of shareholders or until the director's earlier resignation or removal.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETSALON  CORPORATION



                                   By: /s/ Roger May
Date:  June  4,  2003                   Roger  May,  Executive  Director


I,  Roger  May,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Military Communications Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June  4,  2003       /s/  Roger  May
                   Name:  Roger  May
                   Title:  Executive  Director

Certification  Pursuant  to  Sections  906  of  the  Sarbanes-Oxley  Act of 2002

Pursuant  to  Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 or Title 18, United States Code), each of the undersigned officers of Military Communications Technologies, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-QSB for the three month period ended March 31, 2003 of the Company fully complies, in all material respects, with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided by Military Communications Technologies, Inc. and will be retained by Military Communications Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                   /s/  Roger  May
                                   Roger  May
                                   Executive  Director

June  4,  2003