Form 10QSB/A
period 2003-03-31
NETSALON CORP
filed 2003-07-10
CIK 1069211

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                  FORM  10-QSB/A

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2003, the Company had a working capital deficit of $1,035,747. In connection with the Company's acquisition of stock of Military SDR Technologies (Pty) Ltd., an Australian company, the Company entered into some conversion agreements with shareholders and cancelled certain outstanding obligations. The Company continues to seek to complete other such conversions.

     Effective December 2, 2002, the Company entered into an agreement with Global Investment Fund Pty. Ltd., an Australian corporation ("Global"), pursuant to which the Company agreed to issue 88,060,768 shares of the Company's common stock immediately and issue an additional 19,293,320 shares after the Company had increased its authorized common stock. The shares issued were intended to provide Global Investment with approximately 90% of the then-outstanding common stock of the Company. The initial transfer occurred in February 2003. In consideration for the shares, Global transferred to the Company 15% of the outstanding common stock of Military SDR Technologies (Pty) Ltd. -- ACN 101 234 860, an Australian corporation ("MSDR"). MSDR is in the business of developing communications equipment for the wireless communications industry in both the commercial and military fields, the original SDR technology IP was developed over the last four years in Australia. MSDR has its own PC4 and other complementary IP and will initially own two foundation patents, for the SpectruCell technology that was originally developed by its engineers, once the issuance of those patents is completed by the patent attorneys. MSDR will continue to develop and market the SDR technology, while in the United States MLTA will assume that responsibility.

     The Company's future existence will continue to depend upon obtaining capital for the implementation of its existing business, as well as implementation of the MSDR business. Management of the Company is in active negotiations for obtaining funding through private placements, bank funding and other sources. In the event these negotiations are not successful, the Company will have to raise additional capital in order to survive.


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

See  accompanying  notes  to  financial  statement  disclosures.

                      RUBBER TECHNOLOGY INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS


                                                   3 months       3 months
                                                 February 28,  February 28,
                                                        2003          2002
                                              --------------  -------------
                                                  (Unaudited)   (Unaudited)

REVENUES                                       $      91,472   $

Cost of Revenue                                      (34,094)
                                              --------------  -------------

Income from Operations                                57,378

Selling, General and Administrative Expenses        (117,866)     (271,036)
                                              --------------  -------------

Loss from Continuing Operations                      (60,488)     (271,036)

Loss from Discontinued Operations                                 (109,017)
                                              --------------  -------------

NET LOSS                                       $     (60,488)  $  (380,053)
                                              ==============  =============

Weighted Average Number of
Common Shares Outstanding                         84,997,035    82,426,442

Earnings per Share:
Loss from Continuing Operations                $       .0007   $    0.0033
Loss from Discontinued
Operations                                     $               $    0.0013

Net Loss                                       $       .0007   $    0.0046







 See  accompanying  notes  to  financial  statement  disclosures.

                            STATEMENTS OF CASH FLOWS

                                                3 months       3 months
                                            February 28, 2003  February 28, 2002
                                          -------------------  -----------
                                               (Unaudited)     (Unaudited)

Net Loss                                   $          (60,488)  $(380,053)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES

Depreciation and Amortization                          55,400      65,845
Accounts Receivable                                                 8,079
Inventory                                                         234,776
Prepaid Expenses                                                    2,565
Payroll Tax Liability                                             (62,106)
Accounts Payable and Accrued Expenses                  (1,173)    (67,973)
Accrued Salaries to Officer                                        88,688
Other Assets                                                       68,400
                                          -------------------  -----------

Net Cash (Used In) Operating Activities                (6,261)    (41,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and Installation of Equipment                              (750)
Asset Combination with Grant Claims,Inc.                          (16,100)
Conversions of Unsecured Debt to Common
Shares                                                             67,306
Capital Stock                                                         194
                                          -------------------  -----------

Net Cash Provided by (Used In) Investing
Activities                                                         50,650
                                          -------------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Due Shareholder and Officer                       14,883      37,460
Promissory Notes                                       (5,486)    (14,807)
Capitol Resource Factoring                                        (68,584)
Due Southland Secured Note                                         (3,680)
                                          -------------------  -----------

Net Cash Provided by Financing
Activities                                              9,397     (49,611)
                                          -------------------  -----------

NET INCREASE (DECREASE) IN CASH                         3,136     (40,740)

CASH, BEGINNING OF PERIOD                                 119      28,341
                                          -------------------  -----------

CASH, END OF PERIOD                        $            3,255   $ (12,399)
                                          ===================  ===========


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

                                   NETSALON  CORPORATION



                                   By: /s/ Roger May
Date:  July 9, 2003                   Roger  May,  Executive  Director


I,  Roger  May,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Military Communications Technologies, Inc.;

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

July  9,  2003       /s/  Roger  May
                   Name:  Roger  May
                   Title:  Executive  Director

Certification  Pursuant  to  Sections  906  of  the  Sarbanes-Oxley  Act of 2002

Pursuant  to  Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 or Title 18, United States Code), each of the undersigned officers of Military Communications Technologies, Inc. (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-QSB/A for the three month period ended March 31, 2003 of the Company fully complies, in all material respects, with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided by Military Communications Technologies, Inc. and will be retained by Military Communications Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                   /s/  Roger  May
                                   Roger  May
                                   Executive  Director

July  9,  2003