Form 10KSB
period 2003-06-30
MILITARY COMMUNICATIONS TECHNOLOGIES INC
filed 2003-10-16
CIK 1069211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM  10-KSB


(MARK  ONE)
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                ACT  OF  1934
                       FOR THE FISCAL YEAR ENDED JUNE 30, 2003
                                          OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ______TO ______


                            COMMISSION FILE NUMBER 0-26375


                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
               (Exact name of registrant as specified in charter)


                          DELAWARE                     84-14762120
            (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)

       2222 MICHELSON AVE SUITE 477, IRVINE, CA     92612        949-622-5508
  (Address of principal executive offices)      (Zip Code)     (Telephone No.)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS               ON WHICH REGISTERED
                -------------------               -------------------

       COMMON STOCK, PAR VALUE $0.001 PER SHARE     OTC BULLETIN BOARD

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]    No  [ ]

          Indicate  by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment  to  this  Form  10-K.   [X]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     As of September 15, 2003, 125,843,329 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the
Registrant  held  by  non-affiliates  was  approximately  $10,975,815

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS
                                                                            PAGE
PART  I

Item 1.     Business                                                         3
Item 2.     Properties                                                      20
Item 3.     Legal Proceedings                                               20
Item 4.     Submission of Matters to a Vote of Security Holders             21

PART  II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                             22
Item 6.     Selected Financial Data                                         22
Item 7.     Management's Discussion and Analysis of Results of Operations   22
Item 7A     Quantitative and Qualitative Disclosures About Market Risk      22
Item 8.     Financial Statements and Supplementary Data                     22
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                             22

PART  III

Item 10.     Directors and Executive Officers of the Registrant             23
Item 11.     Executive Compensation                                         24
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                     24
Item 13.     Certain Relationships and Related Transactions                 24
Item 14.     Controls and Procedures                                        24

PART  IV

Item  15.     Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                   25
Signatures                                                                  30
Certifications  Pursuant  to  Section 302 of the Sarbanes-Oxley
Act of 2002                                                                 31

PART  I

ITEM  1.  DESCRIPTION OF BUSINESS.

COMPANY  HISTORY

     The Company was initially incorporated in the State of Texas on March 18, 1994 under the name of American/National Trucking, Inc. On August 28, 1998, a Colorado corporation was merged into the Company and the name of the Company was changed to Makepeace Capital Corp. Makepeace specialized in the contracting and management of the construction of commercial properties and retail homes. On August 17, 2000 the Company entered into a share exchange agreement to acquire 99% of NetSalon Corporation ("Legacy NSLN"), whereby MKPC changed its name to NetSalon and Legacy NetSalon continued operating as a subsidiary with the new Corporate name of NetSalon I, Inc. ("NSLN I").

     NetSalon as a Corporation was formed in 1998 as a multi level marketing company. Upon the acquisition of Makepeace, the company abandoned the multi level marketing business and began focusing its attention on the development of enterprise software solutions and consultation to other multi level marketing companies to provide development and maintenance of ecommerce suites. That business was operated through a wholly owned subsidiary, NetSalon I, Inc.

     On December 2, 2002, the Company entered into an Acquisition Agreement with Global Investments Fund Pty, Ltd., an Australian corporation, which resulted in a change of control of the Company as Global shareholders acquired 88% of the NetSalon common stock and appointed a majority of the directors. Upon completion of the acquisition by Global, the Company changed its name to Military Communications Technologies, Inc. and commenced operating its new telecommunications business as more fully set forth below.

     The Company continued to operate the business of NetSalon I until September 12, 2003, when the subsidiary was spun-off retroactive to June 30, 2003 to the prior management of NetSalon.

OVERVIEW

     Military Communications Technologies Inc, ("MLTA" or the "Company") is a holding Company headquartered in Irvine, California, which distributes a wireless operating system.

     Upon completion of the acquisition of the Company by Global Investments, the Company initially had a 15% equity interest in Military SDR Technologies Pty Ltd, an Australian company ("MSDRT"). This investment was increased to 20% in August 2003. MSDRT is primarily a research and development company involved in the development of the SpectruCellTM Operating System and the PC4 technology. MLTA will market and distribute these products exclusively in North and South America .

Company  Objectives

- MLTA's primary objective is to market, distribute and license a revolutionary new Software Defined Radio (SDR) multiple protocol wireless operating system specifically designed for leading edge mobile network applications in both the commercial sector and the Military and Homeland security markets. The SpectruCell and PC4 technologies are both proprietary technologies.

- MLTA's second objective is to represent overseas companies in North America and market innovative technology, which is allied to MLTA or MSDRT core competencies in the commercial wireless infrastructure markets and military sectors; and


CORE  TECHNOLOGY

     In modern mobile telephony, networks are comprised of a series of cells linked back to a central processing/switching office. Within each of these cells is a signal processing base station and associated antenna equipment designed to both receive and transmit the calls made by customers of the network. SpectruCellTM is a highly flexible mobile wireless base station product capable of simultaneously supporting multiple communications standards (protocols) on the one network. Using a technology known as "software defined radio" ("SDR"), SpectruCellTM effectively functions like a computer with a generic hardware platform, a communications operating system and application software.

     SpectruCellTM is a revolutionary communications operating system designed to enable the development of mobile communications wireless base station/switch built on SDR principles. A SDR platform is an extremely powerful tool for implementing a wireless base station as all of the processing is done in software as opposed to hardware (traditional model).

     A base station implemented using SpectruCellTM has the unique ability of being able to simultaneously process and transmit wireless communications protocols (which presently includes various technology for communications protocols known as AMPS, CDMA, TDMA, GSM, W-CDMA, UMTS, 3G, Voice IP, etc.) as well as wireless Internet applications, all within one base station and network infrastructure.

     Community and regulatory pressure to minimize network overbuild (especially with 3G rollouts) is driving network operators to share network infrastructure. A SpectruCellTM implemented base station allows network operators to share infrastructure and operate with a substantial degree of network autonomy. Additionally SpectruCellTM provides an Application Publishable Interface ("API") being an open architecture so that network operators can write their own interfaces, and it is also software upgradeable so that future additional protocols (UMTS, 3G, etc.) can be easily added to an existing SpectruCellTM implemented base station by uploading another software module to the base station. SpectruCellTM was specifically designed for the global marketplace having a 25MHz front end capable of processing signals anywhere from 400 MHz to
2.9 GHz which covers all proposed 3G frequency ranges. It can also accept all backbones (wire, fiber, cable, microwave, satellite, etc.).

     Network operators can seamlessly install a SpectruCellTM implemented base station/switch into their existing 2G network and process their existing customer base while at the same time providing an efficient migration path to 2.5G and 3G services with the addition of the appropriate SpectruCellTM software modules.

     The prototype SpectruCellTM operating system has demonstrated capability with the currently widely utilized communications protocols, CDMA (IS-95) and GSM, completely without the use of any Qualcomm chipsets or any other protocol
specific  hardware.   Qualcomm's  CDMA  patents  are  primarily  based  around
hardware-defined solutions for implementing CDMA. SpectruCellTM communication operating system patent filings are based upon software radio solutions and cover many protocols not just CDMA. Elements of the proprietary SpectruCellTM operating system are now patent pending, the first two of many proposed patents having been filed in October 2000, in the United States and another two filed in Australia.

     The SpectruCellTM platform is comprised of a base hardware platform and a software operating system that controls the hardware. The hardware portion of SpectruCellTM uses Commercial Off The Shelf ("COTS") componentry with proprietary processing cards. The COTS hardware used is industry standard equipment and sourced from manufacturers worldwide.

     The Company is finalizing the next release of the SpectruCellTM demonstrator, which will be completed in the first quarter of 2004.

Functionality  enhancements  will  include  the  following:

-     CDMA2000  Reference  Tool  Kit;
-     Middleware  incorporated  into  Digital  Signal  Processors  (DSP);
-     Debugging  tools  for  external  developers;  and
-     COTS  technology  insertions.

VOICE  OVER  IP

     SpectruCellTM also provides an ability to transmit voice telephone communications known as voice over IP ("VOIP") termination at the base station, by terminating a CDMA call utilizing a VOIP core network. The functionality demonstrated by this achievement is traditionally implemented in the Base Station Controller ("BSC"). The VOIP alternative offers significant cost savings and many technical advantages to network operators planning deployment of 3G networks.

     This new development of existing SpectruCellTM technology extends the functionality of the software defined CDMA base station application by including a VOIP codec in the base station. This allows a commercial handset to establish a phone call to a VOIP equipped base station. This demonstrates the dynamic flexibility of the SpectruCellTM middleware to add and control new software modules and to establish new data/voice channels without the need for major re-engineering of the software application or hardware platform.

     Many network operators worldwide are migrating their core networks to IP architecture for cost saving reasons. This is the first wireless base station to eliminate the need for traditional network infrastructure. A VOIP SpectruCellTM base station can seamlessly sit on any existing Internet network to complement and expand mobile communications infrastructure on a cost effective basis.

     As mobile network providers begin the migration to 3G high-speed data networks, the number of cell sites required increases dramatically (up to three to four times the present number of cells and density required). A major hurdle in rolling out these new networks is how to connect all of these new base stations to the rest of the network. Traditional mobile network architecture as dictated by the usual Mobile Switching Center (MSC) and BSC structure does not provide the same level of flexibility, and is dramatically more expensive to establish and maintain than an Internet (IP) connection solution. By using an IP connection instead of the traditional approach, network operators can further utilize existing dark fiber (excess) and other traditional fixed transmission infrastructure to provide a flexible and cost effective total digital wireless solution to assist with the implementation of the migration to high-speed 3G networks. This milestone confirms that it is now possible to terminate data and voice connections directly to a base station via an IP connection. Many major network operators worldwide have recognized the flexibility and cost savings of a core IP network and are redeploying their conventional fixed core infrastructure in this fashion. The implantation of VOIP in the SpectruCell suite of technologies brings this IP migration into the mobile wireless realm.

     This technological breakthrough by MSRT has beneficial implications for mobile network providers, especially in regard to accelerating the time frames for deployment of 3G infrastructure by enabling providers a greater degree of flexibility and adaptability to utilize excess fixed cable and wire infrastructure via the Voice IP framework connection.

THE  PC4  TECHNOLOGY

     PC4 is a proprietary framework for developing wireless applications specifically targeted to the demands of the military and Homeland Defense and Security agencies for large-scale defense grade reconfigurable wireless communications systems. PC4 which stands for Programmable, Command, Control, Compute, and Communicate, is a next generation SDR framework and proprietary operating system uniquely designed for interoperable, lightweight and mobile military communications systems. The SDR framework is also especially suitable for radar and high-speed digital RF surveillance systems.

     The PC4 operating system is unique and has been patented by MLTA's Australian affiliate, MSDRT. The Military PC4 technology enables rapidly deployed, highly mobilized communications between forces using dissimilar platforms. The PC4 technology is ideally suited to a range of homeland security projects; inter service communications (Army/Navy/Air Force/Civilian), wireless upgrades and high-end signal processing applications (electronic warfare, etc.)

     The PC4 operating system is a framework to aid application developers in getting complex communications systems to market quickly. The PC4 framework is compatible with the Joint Tactical Radio System ("JTRS") and with the Software Communications Architecture ("SCA") released by the JTRS Joint Program Office.


KEY  PRODUCT  DISCRIMINATORS

     With this open, modular and scalable implementation of SDR functionality, SpectruCell will:

- Allow commercial and military third party application developers and Original Equipment Manufacturers ("OEM") to configure communications networks to meet a variety of additional functional and performance enhancements without the need to replace existing hardware;
- Lower total network establishment cost, reduce ongoing support costs, and extend the life of the network;
-     Enable  flexible  migration  from  2nd  Generation  (2G)  through  to  3rd
Generation  (2.5G,  3G  &4G)  communications  protocols;
- Support operation of simultaneous processing of multiple communications protocols (CDMA, GSM, 3g, etc.) on the same SDR base station;
- Support Mobile Virtual Network Operations ("MVNO") - the use of one SDR network by multiple carriers simultaneously;
- Enable standardized open programming environments and interfaces ("API") similar to Windows environment for third party application developers; and

- Lower the cost of complementary and core product development by third party industry Developers and OEM's, thereby accelerating the time to market of new product and associated applications.

COMMERCIAL  STRATEGY

The Company and our affiliate MSDRT have met with many telecommunication companies ("Telcos") and are in the process of consolidating relationships with both commercial OEMs and defense organizations worldwide. Our commercialization strategy is directed towards using partnerships and associations to sell know-how and license the SpectruCellTM and PC4 operating system into mobile communication base station manufacturers.

SALES  AND  MARKETING  OVERVIEW

     Significant effort has been invested by the current MSDRT engineering team over the last 4 years in:
- Raising awareness of the capabilities of SDR and the advantages that such technology development could achieve in the wireless communications value chain;
- Qualifying the advancement and innovation of the SpectruCellTM communication operating system concepts and prototype developments (CDMA One and GSM) over other potential rivals;
- Quantifying future potential total market size on regional and global basis in terms of volume and potential revenue in commercial 3G cellular communications;
- Identifying potential opportunities for SpectruCellTM technologies in the Government and Defense communications industry in the United States and Australia; and
- Identifying the key business drivers in these identified wireless communications markets that would be eminently addressed by SpectruCellTM.

     The Company's SDR product is ideally positioned to secure a significant portion of a multi-billion dollar market based on the compelling market trends, MLTA is poised to be the first to market and therefore potentially a premium supplier of SDR products and services in the two chosen markets.

     The commercialization, business development, sales and marketing campaign consists of:

- Building awareness and knowledge amongst the key operators and OEMs within the United States; and
- Teaming with OEMs and technology providers with superior track records, existent marketing, engineering and logistics infrastructure to assist with the commercialization and integration of SpectruCell and PC4 into communications systems.

     The Company is focusing on increasing awareness amongst wireless communication stakeholders regarding the potential business outcomes realizable with the SpectruCell product. The SDR technology is a shift from the way network operators have traditionally costed and considered network rollout, network upgrades, support and maintainability and other lifecycle costings.

     The sales and marketing strategy is based on exploiting the following selling benefits of the SpectruCellTM and PC4 products:

-     Flexible,  Scalable,  Open  system;
-     Low  Cost  Life  Cycle  Maintenance;

-     Migration  flexibility  including  3G  enabling;
-     Supports  Multiple  simultaneous  communications  protocols;
-     Supports  MVNO;
-     Standardized  programming  environment  and  interfaces;  and
-     Lower  cost  of  product  development,  quicker  time  to  market.

     The Marketing and Sales strategy addresses the following key elements that are vital considerations in the successful evolution of the business and revenue streams:

-     Product  and  Services;
-     Promotion  and  Publicity  Plans;
-     Place  and  Distribution  Strategy;
-     Market/Competitive  Research;  and
-     Price  Strategy.

BUSINESS  DEVELOPMENT  PRIORITIES

     The Company in the near term is finalizing negotiations in regard to several co-development agreements, and technology partnerships consistent with our strategic plan. The sales and marketing staff oversee all the account management and customer relationships and develop documented sales capture plans that are communicated across the entire organization. This more formalized approach assists the company in reaching delivery of revenue generating products (through Licensing methods) and other services at the earliest possible stage and have presales orders to coincide with product release from manufacture. Essential in the success of the process is the qualification of the key future business drivers for operators and the demonstration of the value SpectruCellTM gives to network operators.

     Additional sales qualification processes are followed to prioritize the potential partnering arrangements and any near term business activities are instigated based upon the following key selection criteria (which help maximize value to the company):

-     Achieve  most  favorable delivery of revenue generating products/services;
-     Attract  additional  company  investments;
- Lower or optimize the development costs to MSRT without risking dilution of current or future values to the Company IP;
- Attract partial or full funding/cost recoveries for the development/trial activities;
- Access to markets/regions that are most likely to generate substantial initial volumes; and
-     Maximize  level  of  flow-on  business.

     The Sales and Marketing processes have been introduced to provide focused goal driven account management and detailed sales capture plans. These plans allow individual and integrated order acquisitions and agreed activities in supporting the company's strategic plan to be monitored.

PRODUCTS  AND  SERVICES

     Revenue in the first 6 - 18 months will be sought, and maximized through negotiation, wherever possible, with partners wishing to enter into trial or demonstration/development platforms, including initial Software Development Kit
(SDK)  offerings.

     We anticipate that the bulk of the our potential revenue will be derived through the software license fees and royalty payments together with the upgrade and maintenance fees for the following core products:

-     SpectruCellTM  Communications  Operating  Systems;
-     PC4  Communications  Operating  Systems;
-     Future  upgrade  license  regime  -  improvements/functionality  upgrades;
-     Software  Development  Kits  ("SDK");
-     SDK  upgrades;  and
- Reference Code & Designs (GSM, CDMA, UMTS, etc. reference application code).;
-     SDR  Hardware  Component  Reference  Designs  including:
          o     RF Up/Down Converters
          o Analog to Digital Converters ("ADC") and Digital to Analog Converters ("DAC")
          o     Clock References

OTHER  POTENTIAL  REVENUE  OPPORTUNITIES

     Our management anticipates that the engineering resource of MSDRT will be deployed for future product enhancement programs to provide solutions addressing other identified market demands and delivers additional value to established customer base.

-     Military  enhancements  -  Surface  Wave Radar, Sonar, EW, Navigation etc;
-     Military  and  commercial  miniaturization  "System  On  A  Chip";  and
-     Technology  insertions  or  additions.

PROMOTION  AND  PUBLICITY

     Primary objectives of the marketing communications plan will be to maintain awareness of the development progress, and achievements in establishing partners and or investors. The program is intended to stimulate and maintain interest and desire from key value chain stakeholders not part of the first tier of sales targets.

     The through life support and extended Life of Type cost advantages must be well publicized to operators and OEM manufacturers who supply those operators. Accordingly, the following areas will be used for propagating the essential marketing messages:

- Specialty submissions in industry publications will be secured to target key strategic, financial and technical influences within global OEM/operator environment;
- Publicity will include campaigns of press releases on corporate announcements, technical achievements, customer trial results, etc;
- Conferences and exhibitions will be identified that provide the best and most cost effective access to target audiences in global regions;
- Website development will occur that reflects the clean focused new company image, with improved technical and sales content; and
-     Internal  Company  communication  will  also  be  an  imperative  element.

A process has been established to review the most cost effective participation and representation in technical, operator, and standards forums and associations at regional and international level.

COMPETITION

     Spectrum Signal Processing (SSP) is a Canadian signal processing infrastructure developer with a military background. Their primary market has been in the defense industry for signals intelligence and radar signal processing sub-system componentry. They are however, approaching software radio from a similar perspective as SDRT but without the same cellular industry focus. Their products suit a wider field of application (to make them fit for military purpose) and as such do not fit the stringent commercial requirements of the cellular telecommunications industry.. SSP provides Integrated Systems, Subsystems, Boards, and Software for Communications Infrastructure. As their manufacturing headquarters is North American based, SSP may have a slight geographical advantage but the company believes they have a significant advantage because of the longer development lifecycle dedicated to the SDR products by the Australian engineering team. The SDR-3000 product is presently the closest threat to PC4.

     In addition to SSP, other potential competitors could develop in either of our core business competencies. The existing and/or future competitors may includes companies that have substantially more resources and marketing advantages than us. We cannot be sure that other competitors will not develop.

EMPLOYEES

     As of September 30, 2003, the Company has no full time employees and three full time consultants. None of our consultants are covered by any collective bargaining agreement.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     During the past financial year NetSalon leased approximately 1,275 square feet of office space at 2235 West 1st Street in Fort Myers, Florida, pursuant to a one-year lease, which commenced July 1, 2002. Additionally the landlord provided a 3.0 Meg broadband Internet circuit as part of the lease. The monthly rent is approximately $4,022.81. NetSalon also rented offices at 9850 South Maryland Parkway, #5-155, Las Vegas, NV 889123 at approximately $1,170.00 per month. Thess leases were assumed by NetSalon I upon its divestment in August 2003.

     For the financial year ended June 30, 2003, MLTA shared office facilities with its major shareholder, Global Investment Fund ("GIF") at 2222 Michelson Ave, Suite 477, Irvine CA 92625. No rent or facility use fee was charged to the Company by GIF. This arrangement continued until October 1, 2003, when the Company entered into a new leasehold arrangement.

     Effective October 1, 2003, the Company entered into a six month lease at 19200 Von Karman Avenue, Suite 500, Irvine, CA 92625. The lease provides for rent of $2,000 per month and is automatically renewable absent notice from either lessee or lessor.

ITEM  3.  LEGAL  PROCEEDINGS.

     The Company is not a party to any material legal proceeding, except as follows:

     In January 2002, James S. Williams filed a complaint against the Company and Mark S. Manuel, a director of the Company, in the District Court of Harris County, Texas. The Complaint alleges that the Company breached its agreement dated September 15, 2000 to make monthly payments of $25,000 to Williams under a promissory note in the amount of $536,700. The Complaint seeks actual damages of $559,028, prejudgment interest and attorney's fees.

     During November 2002, the Company entered into a Settlement Agreement with Mr. Williams, which provides as follows: The Company agreed to the entry of a judgment against it in the amount of $534,445 together with interest thereon from April 13, 2001 at the rate of 9% per annum. Williams agreed that he would not execute upon the judgment until November 20, 2003 except pursuant to the terms of the Agreement. Mark Manuel is to deliver 3,000,000 shares of NetSalon common stock owned by Mr. Manuel, and such shares are to be held in escrow by Mr. Williams' attorney. The agreement provided that in the event that the Company completed its proposed transaction with Global Investments Fund Pty Ltd., an Australian corporation, certain shareholders of the Company would be required to cancel 9,630,900 shares leaving 10,000,000 shares outstanding before the closing. Since this transaction closed, of the ten million shares, Mr. Williams keeps one million of the escrow shares in full satisfaction of the judgment debt and the other two million shares his attorney is holding in escrow will be cancelled. On January 24, 2003 a final agreement was entered into with Global Investment Funds Pty Ltd, as such the note payable of $534,445 was settled and Mr. Williams was issued one million shares from escrow. Subsequent to the completion of this transaction 1,200,000 shares were released to Mr. Williams in consideration for the judgment amount of $534,445 and accrued interest from April 13, 2001 totaling $86,858.00__

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Effective January 24, 2003 the Company's Board of Directors approved an agreement that provided for the cancellation of 7,741,668 shares of the Company's common stock and the issuance of 88,060,768 new shares of the Company's common stock. In addition, the Company agreed to obtain conversions, releases or other agreements such that the outstanding liabilities, obligations and other debts, direct or indirect, contingent or existing, should not be no more than $340,000. The Company agreed to change its name to "Military Communications Technologies, Inc.," elect a specified list of five directors and cause its shareholders to increase the authorized common stock to 200,000,000. Subsequent to the increase in authorized common stock, an additional 19,293,320 shares of common stock of the Company shall be issued. The transaction resulted in a change in control of the Company.

     As of September 30, 2003, the Company has not been able to reduce its liabilities to the $340,000. The contract also required that all income tax returns of the company be filed currently. As of June 30, 2003, the returns had not been filed. The Company does not anticipate any tax liability because of its net operating loss carryover.

     On March 17, 2003, the Company mailed or otherwise furnished to its stockholders in connection with the prior receipt by the Board of Directors of approval by written consent of the holders of a majority of the Company's Common Stock (the "Voting Capital Stock") of proposals (i) to approve an amendment to the Certificate of Incorporation to increase the authorized common stock to 200,000,000 shares from 100,000,000 shares, par value $.001 per share; (ii) to approve an amendment to the Certificate of Incorporation of the Company to change the name of the Company to Military Communications Technologies, Inc.; and (iii) to confirm the election of seven persons to the Company's board of directors. The Board nominated Michael Roux, Lance A. Perry, Peter Hayes, Charles Wantrup, Roger May, and David Lockwood as directors, each to serve a one-year term until the 2004 annual meeting of shareholders or until the director's earlier resignation or removal.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock has been quoted on the over-the-counter bulletin board since the first quarter of 2003 under the symbol "MLTA." The previous symbol on the over-the-counter bulletin board for the Company was NSLN.

     The following table sets forth the closing prices of the Common Stock for the periods indicated, as reported by the over-the-counter bulletin board.


QUARTER ENDED          HIGH     LOW
-------------          ----     ---


September 30, 2001     0.51     0.06
December 31, 2001      0.07     0.02
March 30, 2002         0.18     0.03
June 30, 2002          0.08     0.04

September 30, 2002     0.06     0.03
December 31, 2002      0.24     0.01
March 30, 2003         0.30     0.10
June 30, 2003          0.30     0.07
September 30, 2003     0.45     0.10

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK: The number of holders of record of the Company's common stock at September 30, 2003, was 1,196. This does not include shares held in street name, and consequently we may have many additional shareholders.

     DIVIDENDS: The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

     PRIVATE SALES OF SECURITIES: Except with respect to the shares issued to GIF in connection with its acquisition of the Company (more fully set forth above), during the year ended June 30, 2003, the Company did not sell any securities, which were not registered under the Securities Act of 1933, as amended.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes attached to this document. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to sell products and services.

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

SELECTED  FINANCIAL  DATA

                                                       FOR YEAR ENDING
                                                      JUNE 30     JUNE 30,
                                                      -------     --------
                                                         2003     2002
                                                         ----     ----

Loss from Discontinued Operations. . . . . . . . . .  (1,000,592)    (333,001)
Gain from Disposition of Discontinued Operations . .     249,112            -
                                                      -----------  -----------
Net (Loss) . . . . . . . . . . . . . . . . . . . . .    (751,480)    (333,001)
                                                      ===========  ===========

 Basic loss per common share . . . . . . . . . . . .       (0.01)       (0.02)
 Weighted average common shares outstanding. . . . .  52,970,829   19,630,000

 Diluted earnings per common share . . . . . . . . .       (0.01)       (0.02)

 Weighted average diluted common shares outstanding.  52,970,829   19,630,000

Cash . . . . . . . . . . . . . . . . . . . . . . . .           0
Working Capital (Deficiency)/Equity. . . . . . . . .     901,123
Total Assets . . . . . . . . . . . . . . . . . . . .           0
Total Debt . . . . . . . . . . . . . . . . . . . . .     901,123
Shareholders (Deficiency)/Equity . . . . . . . . . .     901,123

RESULTS  OF  OPERATIONS

Year  ended  June  30,  2003  compared  to  year  ended  June  30,  2002.

     During the year ended June 30, 2003 the Company reported an overall net loss from discontinued operations of ($1,000,592) compared with a loss for the similar period ending June 30, 2002 of $333,001. This overall net loss also recognized a gain from the disposition of the asset for a total of $249,112. This loss is reflective of the Company's decision to abandon the operations of NetSalon and concentrate on its core business of military communications industry..

     The net loss for the year ending June 30, 2003 was $$751,480 compared to $333,001 in the year ended June 30, 2002.

Year  ended  June  30,  2002  compared  to  year  ended  June  30,  2001

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


LIQUIDITY  AND  CAPITAL  RESOURCES

          As of June 30, 2003, the Company had a working capital deficit of $(901,123)_. The Company's future existence is dependent upon management's ability to secure funding needed to support the continued operations of the Company. It would be difficult for the Company to raise additional capital, particularly in view of the Company's poor financial condition and the reluctance of the participants in the equity markets to invest in speculative ventures.

The Company has entered into a Letter of Intent with United Reinsurance for a debt facility totaling $30,000,000. As of September 30, 2003 this contract is yet to be finalized and management cannot be assured that aforementioned agreement will be finalized.

Currently,  management is comptemplating additional capital raising initiatives.

It is management's belief that the Company will be able to generate revenue this fiscal year through the sale of PC4 development kits to military and defense contractors. The exact amount and number of development kits forecasted to be sold cannot be accurately predicted.

     On July 15, 2003 the Company filed an S-8 register public offering by the Company of 2,850,000 shares of Company's common stock issued as follows:
750,000 shares to Lance Perry, 750,000 shares to Robert Proctor, 750,000 shares to Roger May, and 600,000 shares to Cutler Law Group. These shares were issued in lieu of accrued salary and/or fees for legal services.

     As a result of the transaction with the former officers and directors of the company involving the company's operating subsidiary NetSalon I Inc, certain assets were assumed in the transaction. All capitalized software assumed was fully amortized to a carrying value of $0 in accordance with the company's accounting policy. Computer equipment and furniture of a book value of $17,653 was also assumed, this equipment had been depreciated by $3,276 with a carrying value of $14,377.

VALUATION  OF  INVESTMENT  IN  MILITARY  SDR  TECHNOLOGIES  PTY  LTD

     As documented previously in this document, the Company entered into a transaction with GIF on January 30, 2003 to acquire 15% equity interest in an Australian private company. It is managements belief that this investment has significant potential value due to patents owned by that company and the market potential for the PC4 operating system.

     Management carried the investment at $0.00 since it was unable to document the carrying value for these intangible assets in accordance with GAAP.

     It is the intention of management of MSDRT to list the company on the UK based AIM market, administered by the London Stock Exchange or to alternatively list the company on the Australian Stock Exchange. Current discussions had by the management of MSDRT indicate that such transaction most likely would be consummated within the current fiscal year. Management of MSDRT are pursuing this initiative.

ITEM  7.  FINANCIAL  STATEMENTS.

     The  financial  statements  are set forth on pages F-1 through F-14 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No  response  required.

ITEM  8A.  CONTROLS  AND  PROCEDURES.


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

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The  Directors  and  Officers  of  the  Company  are  as  follows:

NAME                     AGE     POSITION  AND  OFFICES  HELD
----                     ---     ----------------------------

Roger  T.  May           57      President, Chief Executive Officer and Director
David  Lockwood          42      Non-Executive  Director
Charles  Wantrup         58      Non-Executive  Director
Randy  Bowden            58      Executive  Director
Peter  Hayes  Q.C        53      Non-Executive  Director
Jeremy  C.  Norton       30      Vice President Finance and Company Secretary

     There is no family relationship between any Director or Executive Officer of Military Communications Technologies Inc.

     Set forth below are the names of all of our Directors and Executive Officers, all positions and offices held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     ROGER  MAY,  EXECUTIVE  DIRECTOR  AND  CHIEF  EXECUTIVE  OFFICER

     Moving from Australia to the United States in the 1980s, Roger has more than 27 years of high-level business experience in the field of telecommunications marketing and the implementation of national and international distribution networks. He has been engaged in the capital raising for many high-tech ventures, especially those requiring start-up expertise and the implementation and establishment of broad based marketing and distribution. In 1997 he was appointed Chief Executive Officer of a NASDAQ administered over-the-counter bulletin board public company, which he merged with Advanced Communications Technologies Inc in 1999 using extensive knowledge of the communications industry's needs, markets and evolving technologies in the US, EEC and Australia. He is the founder of SDR Communications Technologies and the Spectrucell project.

     CHARLES  WANTRUP,  DIRECTOR.

     Mr. Wantrup has been practicing exclusively as a commercial solicitor for over 25 years and is also a member of the New South Wales Bar. He has extensive experience in funding and financing, taxation law and practice, intellectual property law, industrial relations, international trade and investment and in corporations law, capital raising and mergers and acquisitions. He has pioneering experience in the establishment and structuring of high technology companies, mining joint ventures and venture capital funds. Mr. Wantrup was general counsel to the Computer Power Group, at the time the largest Australian owned computer company. He worked with Computer Power to establish CP Ventures Ltd as a licensed Management & Investment Company, which was listed on ASX and which, through a series of takeovers became the largest venture capital fund of its day. Mr. Wantrup is or has been counsel to eight other publicly listed companies in the mining and high tech industries. He remains a director of Strata Resources NL, a non-listed public company, and is a director of Online e-Media Limited. Mr. Wantrup is also an associate of International Counsel S.A., an international legal and advisory firm, an associate of WKF Bankers, a private banking firm, and the founding partner of Wantrup & Associates, an Australian commercial law firm.

RANDY  BOWDEN,  DIRECTOR

     Mr. Randy Bowden has been a senior management consultant and corporate executive for more than 20 years of his 30-year technology industry career. As Managing Director of his own consulting business between July 1987 and August 1995 and working with technology multi-nationals and 'big 4' services firms such as HP, Unisys, IBM, Andersen and EDS, Mr. Bowden has operated extensively in Australia and on assignments in Malaysia, New Zealand, the US and Canada. Between September 1995 and March 2001 he was with Unisys as Managing Principal for Consulting, Principal of Systems Integration, General Manager Millennium Solutions and Director for eBusiness covering South Pacific.

Since May 2001, Mr. Bowden has acted as a corporate adviser on go-to-market strategies to a number of companies going through commercialization of technology. Industry/business segments have included utilities and public infrastructure, telecommunications, defence, commercial sales and enterprise risk management. .

Mr. Bowden has over 10 years experience in executive management roles with P & L responsibility and the management of up to 230 staff. His technology and management grounding began as a Business Analyst in his 13-year career with Shell.

     Mr. Bowden has received extensive executive training in the US and has won several employer-sponsored global awards for commercial achievement. He has also successfully delivered large multi-country technology projects achieving international recognition and publication (UK Law Journal, The Economist) for business innovation.

     He has been a board member of two private companies and trustee for a $60m Superannuation fund.

PETER  HAYES,  DIRECTOR

     Peter Hayes is one of her Majesty's Counsel. He went to the bar in 1973 and was appointed as a barrister in 1988. In his 30 years in practice in Victoria and throughout Australia Peter has had a wide and varied practice, principally in areas of commercial law. He has appeared as counsel in a number of major trials in the commercial list of the Victorian Supreme Court and in other courts around Victoria and Australia. He has appeared extensively in all jurisdictions in Australia including the High Court and the Court of Appeal and the Full Federal Court.

JEREMY  C.  NORTON,  VICE  PRESIDENT  FINANCE  AND  COMPANY  SECRETARY

     Mr. Norton has a background in Corporate Finance and capital market activities. Prior to joining the Company Mr. Norton had worked for Advanced Communications Technologies Inc and previously before that PricewaterhouseCoopers in their Corporate Finance and Investment Banking Group. Mr., Norton holds a Bachelor of Science in Finance and Economics.

BOARD  APPOINTMENTS

     In June 2003 Mr Charles Wantrup and Mr. Randy Bowden were appointed as Directors.

RESIGNATIONS

     Effective January 24, 2003 Mr. Robert Proctor officially resigned as an Officer and Director of the Company. On January 24, 2003 Mr. Lance Perry also resigned as an Officer of the Company. Mr. Perry subsequently resigned as a
Director of the Company as of June 30, 2003. On July 2, 2003, Mr. Lionel Roux resigned as a Director of the Company. David Lockwood resigned as a Director in July 2003


SECTION  16(A)  BENEFICIAL  REPORTING  COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except Mr. Roger May, who was late one time in his filing of a Form 4.

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth information regarding executive compensation for the Company's Chief Executive Officer and Chief Operations Officer. No other executive officer received compensation in excess of $100,000 for the fiscal years ended June 30, 2003 and 2002, and no amounts were paid to any executive officer during the fiscal year ended June 30, 2003.

                            SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                               ------------------------------------    ----------------------------------------
                                                                                  AWARDS                PAYOUTS
                                                                       ----------------------------     -------
                                                                                       SECURITIES
                                                           OTHER       RESTRICTED      UNDERLYING                      ALL OTHER
                                                          ANNUAL          STOCK         OPTIONS/         LTIP           COMPEN-
NAME/TITLE                     SALARY       BONUS          COMP.         AWARDS           SARS          PAYOUTS         SATION
YEAR                            $            $               $          (shares)          #(1)             $               $
----------------               --------     ---------     ---------    ----------    --------------     -------       -----------
 Roger T. May
      Executive Director
           2003               $100,000 (1)    -0-           -0-         750,000           -0-              -0-               -0-

 Lance A. Perry
      President
           2003               $180,000 (2)    -0-           -0-         750,000           -0-              -0-               -0-
           2002                $45,000        -0-           -0-            -0-            -0-              -0-               -0-

 Mark S. Manuel
      CEO
           2002               $120,000 (3)    -0-           -0-            -0-            -0-              -0-               -0-
           2001               $180,000 (4)    -0-           -0-            -0-            -0-              -0-               -0-

 Robert Proctor
      Former COO
           2003               $180,000 (5)    -0-           -0-         750,000           -0-              -0-               -0-
           2002               $150,000       5,000          -0-            -0-            -0-              -0-               -0-

___________________

(1) $100,000 of this salary was accrued by Mr. May but unpaid as of June 30, 2003.

(2) All $45,000 of this salary was deferred. The Company loaned Mr. Perry $79,875 during the year ended June 30, 2003. The loan and $70,125 of the accrued salary for 2003 was waived by Mr. Perry and the Company in connection with the spin-off of NetSalon I to Mr. Perry and Mr. Proctor.

(3) All $120,000 was deferred and then waived by Mr. Manuel as of June 30, 2002.

(4) $62,000 of this salary was deferred and then waived by Mr. Manuel as of June 30, 2002.

(5) $75,000 of this salary was deferred. The Company loaned Mr. Proctor $75,700 during the year ended June 30, 2003. The loan and $74,300 of the accrued salary was waived by Mr. Proctor and the Company in connection with the spin-off of NetSalon I to Mr. Perry and Mr. Proctor.


DIRECTOR  COMPENSATION

     Each Director is reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company. Additionally the Board voted in June 2003 to issue 250,000 shares of restricted stock to each of the Directors except for Mr. May for services conducted as a Director of MLTA in fiscal 2003 and 2004.

ITEM  11.  SECURITY  OWNERSHIP  OF  MANAGEMENT  AND  PRINCIPAL  SHAREHOLDERS

     The following table sets forth, as of September 30, 2003, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of           Name and Address                        Amount and Nature  Percent of
Class              of Beneficial Owner                     of Beneficial      Class2
                   Ownership

                   Global Investments Fund Pty Ltd.1
Common             341 Queen Street
Stock              Melbourne 3000, Australia                      46,610,768        37.0%

                   Roger May1
Common             341 Queen Street
Stock              Melbourne 3000, Australia                      77,860,768        61.9%

                   International Investment Services1
Common             c/o Pridie Brewster & Co
Stock              Guillford, Surry, United Kingdom               30,000,000        23.8%

                   Michael Roux
                   c/o Global Investments Fund Pty Ltd.
Common             341 Queen Street
Stock              Melbourne 3000, Australia                       1,000,000         0.8%

                   Peter Hayes
Common             Lonsdale Street
Stock              Melbourne 3000, Australia                       1,000,000         0.8%

                   Peter Hayes
Common             Lonsdale Street
Stock              Melbourne 3000, Australia                       1,000,000         0.8%

                   Randy Bowden
Common             c/o Global Investsments Fund Pty Ltd.
Stock              Melbourne 3000, Australia                               -         0.0%

                   Charles Wantrup
Common             LaTrobe and Russell Street
Stock              Melbourne 3000, Australia                         250,000        0.2%

Common             All Directors and Officers as a group
Stock              (four persons)                                 80,110,768        63.6%

(1) Mr. May is the beneficial owner of the shares held by Global Investments Fund Pty Ltd Mr. May disclaims beneficial ownership of the shares held by International Investment Services, but may be deemed to be the beneficial owner under some circumstances.

(2) All numbers reflect an issued and outstanding share number of 125,843,329, which includes 50,000,000 shares issued as a pledge on a loan which the Company sought. That loan has not yet been completed and the shares issued as a pledge may be terminated.

ITEM  12.  CERTAIN  TRANSACTIONS

     Effective January 24, 2003 the Company's Board of Directors approved an agreement that provided for the cancellation of 7,741,668 shares of the Company's common stock and the issuance of 88,060,768 new shares of the Company's common stock. In addition, the Company has agreed to obtain conversions, releases or other agreements such that the outstanding liabilities, obligations and other debts, direct or indirect, contingent or existing, shall be no more than $340,000. The Company agreed to change its name to "Military Communications Technologies, Inc.," elect a specified list of five directors and cause its shareholders to increase the authorized common stock to 200,000,000. Subsequent to the increase in authorized common stock, an additional 19,293,320 shares of common stock of the Company shall be issued. The transaction results in a change in control of the Company.

     During the fiscal year ended June 30, 2003, Global Investments Funds advanced the company $64,000.00 for working capital. This amount is reflected in the balance sheet and the financial notes disclosed herein.

     For the financial year ended June 30, 2003, MLTA shared office facilities with its major shareholder, Global Investment Fund ("GIF") at 2222 Michelson Ave, Suite 477, Irvine CA 92625. No rent or facility use fee was charged to the Company by GIF. This arrangement continued until October 1, 2003, when the Company entered into a new leasehold arrangement.

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

 10.2     Acquisition Agreement         Filed herewith
          between NetSalon Corp-
          oration and Global
          Investment Fund Pty. Ltd.

 21       Subsidiaries of the           None
          Registrant

32     Certificate of Roger May pursuant to Section 906


(b) The Company filed the following Reports on Form 8-K during the fiscal year ended June 30, 2003.

On  July  10,  2003 the Company filed an 8-K filed to announce following events:
- Execution of Letter of Intent with United Financial and Reinsurance for debt funding facility of $30m;
- Hiring of Jeremy Norton as a consultant to serve as VP of Finance and to act as Interim Company Secretary;
- Announce that MSDRT had received first purchase order for SpectruCell operating system;
- Announce the Board approval of intent to purchase an additional 5% equity in MSDRT for a price of $8m in cash and shares, composition of which would be announced in final documentation;
-     Announced  resignation  of  Lance  Perry  as  a Director effective 7/3/03;
-     Announced  resignation  of  Michael  Roux  as a Director effective 7/2/03;
- Announce the appointment of Randy Bowden as a Director of the Company effective 6/24/03

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 15, 2003

                                     MILITARY COMMUNICATIONS TECHNOLOGIES, INC
                                     (Registrant)

                                     By: /s/  Roger May
                                     --------------------------
                                     Roger May,
                                     Chief Executive Officer,
                                     Chief Financial Officer and Director

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                         Capacity            Date
     ---------------------------------------------------------------

     David Lockwood                    Director          October 15, 2003

     Charles Wantrup                   Director          October 15, 2003

     Randy Bowden                      Director          October 15, 2003

     Peter Hayes                       Director          October 15, 2003


I, Roger May, certify that:

1. I have reviewed this annual report on Form 10-KSB of Military Communications Technologies, Inc.;

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

b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

October 15, 2003     /s/ Roger May
                   Name:  Roger May
                   Title: Chief Executive Officer and Chief Financial Officer

                    MILITARY COMMUNICATIONS TECHNOLOGIES INC.
                           A DEVELOPMENT STAGE COMPANY
                                TABLE OF CONTENTS

                                                       Page

Independent  Auditor's  Report                         F-2

Financial  Statements:

  Balance  Sheet                                       F-3

  Statements  of  Operations                           F-4

  Statement  of  Shareholders'  Deficit                F-5

  Statements  of  Cash  Flows                          F-6

Notes  to  Financial  Statements                       F-7

INDEPENDENT  AUDITORS'  REPORT

To  the  Board  of  Directors  and
Shareholders  of  Military  Communications  Technologies  Inc.

We have audited the accompanying balance sheet of Military Communications Technologies, Inc (a development stage company) as of June 30, 2003 and the related statements of operations, shareholders' deficit and cash flows for the two years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetSalon Corporation as of June 30, 2003, and the results of operations, changes in shareholders' deficit and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 3 and 10 the Company has suffered recurring losses from operations, has negative working capital and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Schumacher  &  Associates,  Inc.
Certified  Public  Accountants
2525  Fifteenth  Street  #3H
Denver  Colorado  80211


September  16,  2003

                    MILITARY COMMUNICATIONS TECHNOLOGIES INC.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                  JUNE 30, 2003


                                                                                  FOR YEAR ENDING
                                                                                     JUNE 30,
                                                                                       2003
                                                                                  -----------------
ASSETS

TOTAL CURRENT ASSETS

Investment in Military SDR Technologies Pty Ltd, . . . . . . . . . . . . . . . .  $              -
     Less Valuation Allowance of $107,354
                                                                                  -----------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              -
                                                                                  =================

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable and accrued expense. . . . . . . . . . . . . . . . . . . . . .  $        581,431
 Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           177,692
 Advances payable to shareholders. . . . . . . . . . . . . . . . . . . . . . . .           142,000
                                                                                  -----------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        901,123
                                                                                  -----------------

Commitments and contingencies (Notes 4,5,7,8,)

Shareholders' (deficit):
   Preferred stock - 20,000,000 shares authorized; $0.001 Par; no shares issued.                 -
   Common Stock - $0.001 Par Value, 200,000,000 shares authorized;
   125,843,329 shares issued and outstanding,. . . . . . . . . . . . . . . . . .           125,843
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,290,443
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,317,409)
                                                                                  -----------------

Total Liabilities and Shareholders (Deficit) . . . . . . . . . . . . . . . . . .          (901,123)
                                                                                  =================


The accompanying notes are an integral part of these consolidated financial statements.

                    MILITARY COMMUNICATIONS TECHNOLOGIES INC
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS

                                                           FOR YEAR ENDING
                                                           -----------------
                                                      JUNE 30            JUNE 30,
                                                      -----------------  ------------
                                                                  2003          2002
                                                      -----------------  ------------

Loss from Discontinued Operations. . . . . . . . . .  $     (1,000,592)  $  (333,001)
Gain from Disposition of Discontinued Operations . .           249,112             -
                                                      -----------------  ------------
Net (Loss) . . . . . . . . . . . . . . . . . . . . .  $       (751,480)  $  (333,001)
                                                      =================  ============


 Basic loss per common share . . . . . . . . . . . .  $          (0.01)  $     (0.02)
 Weighted average common shares outstanding. . . . .        52,970,829    19,630,000

 Weighted average diluted common shares outstanding.        52,970,829    19,630,000

 Diluted earnings per common share . . . . . . . . .  $          (0.01)  $     (0.02)

The accompanying notes are an integral part of these consolidated financial statements.

                    MILITARY COMMUNICATIONS TECHNOLOGIES INC
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS DEFICIT
             FOR THE PERIOD FROM JULY 1, 2001 THROUGH JUNE 30, 2003

                                                                    ADDITIONAL
                                              COMMON STOCK          PAID-IN       ACCUMULATED
                                         SHARES         AMOUNT      CAPITAL       DEFICIT       TOTAL

BALANCE AT JUNE 30, 2001. . . . . . . .    19,630,900   $  19,630   $    933,921  $(2,232,928)  $(1,279,377)

Additional Paid In Capital. . . . . . .                                  302,828                    302,828

Net Loss. . . . . . . . . . . . . . . .                                              (333,001)     (333,001)
                                         -------------  ----------  ------------  ------------  ------------

SHAREHOLDERS' DEFICIT AT JUNE 30, 2002.    19,630,900      19,630      1,236,749   (2,565,929)   (1,309,550)
                                         -------------  ----------  ------------  ------------  ------------


Cancelled Shares. . . . . . . . . . . .    (5,491,668)     (5,491)         5,491                          -

Shares issued for Investment. . . . . .   107,354,097     107,354              -                    107,354

Conversion of debt (See note 5) . . . .             -           -        621,303                    621,303

Shares issued for Services. . . . . . .     4,350,000       4,350        426,900                    431,250

Net (Loss). . . . . . . . . . . . . . .                                 (751,480)                  (751,480)
                                         -------------  ----------  ------------  ------------  ------------

SHAREHOLDERS' DEFICIT AT JUNE 30, 2003.   125,843,329   $ 125,843   $  2,290,443  $(3,317,409)  $  (901,123)
                                         =============  ==========  ============  ============  ============


The  accompanying  notes  are  an  integral  part of these financial statements.

                    MILITARY COMMUNICATIONS TECHNOLOGIES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                FOR YEAR ENDING
                                                                         JUNE 30           JUNE 30
                                                                                    2003       2002
                                                                         ----------------  ---------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (751,480)  (333,001)

Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation of property and equipment. . . . . . . . . . . . . . . .             1140     17,683
  Gain from disposition of discontinued operations. . . . . . . . . . .         (249,112)    16,789
  Amortization of capitalized software costs. . . . . . . . . . . . . .            7,069      8,548
  Shares issued for Services. . . . . . . . . . . . . . . . . . . . . .          431,250    240,000
  Valuation Allowance for Investments . . . . . . . . . . . . . . . . .          107,354          -
Change in assets and liabilities:
  (Increase) decrease in accounts receivable. . . . . . . . . . . . . .            1,555       (891)
  Increase in accounts payable and accrued expenses . . . . . . . . . .          266,955    261,628
  Increase in officer (shareholder) compensation payable. . . . . . . .          122,500     75,552
  (Decrease) in Deferred revenue. . . . . . . . . . . . . . . . . . . .          (10,440)  (303,188)
                                                                         ----------------  ---------

Net cash provided by (used in) operating activities . . . . . . . . . .          (73,209)    79,138
                                                                         ----------------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash received from disposition of property and equipment
 Purchase of property and equipment . . . . . . . . . . . . . . . . . .           (3,451)    (4,978)
                                                                         ----------------  ---------

 Net cash used in investing activities. . . . . . . . . . . . . . . . .           (3,451)    (4,978)
                                                                         ----------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of working capital advances by shareholder. . . . . . . . . .                -    (86,500)
Shareholder loan advances . . . . . . . . . . . . . . . . . . . . . . .           64,000     25,000
                                                                         ----------------  ---------

Net Cash Provided By (Used In) Financing Activities . . . . . . . . . .           64,000    (61,500)
                                                                         ----------------  ---------
`
Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . .          (12,660)    12,660
Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . .           12,660          -
Cash, end of the period . . . . . . . . . . . . . . . . . . . . . . . .                -     12,660

Supplemental disclosure of cash flow information

Conversion of note payable. . . . . . . . . . . . . . . . . . . . . . .          621,303          -
Issuance of common stock for investment . . . . . . . . . . . . . . . .          107,354          -


The accompanying notes are an integral part of these consolidated financial statements.

                    MILITARY COMMUNICATIONS TECHNOLOGIES INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  1  -  PRINCIPLES  OF  CONSOLIDATION  AND  SIGNIFICANT  ACCOUNTING POLICIES
--------------------------------------------------------------------------------

This  summary  of  significant  accounting  policies  of Military Communications
Technologies Inc ("MLTA" or the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

(A)  ORGANIZATION

OPERATIONS  AND  BUSINESS  DESCRIPTION
     The Company was initially incorporated in the State of Texas on March 18, 1994 under the name of American/National Trucking, Inc. On August 28, 1998, a Colorado corporation was merged into the Company and the name of the Company was changed to Makepeace Capital Corp. Makepeace specialized in the contracting and management of the construction of commercial properties and retail homes. On August 17, 2000 the Company entered into a share exchange agreement to acquire 99% of NetSalon Corporation ("Legacy NSLN"), whereby MKPC changed its name to NetSalon and Legacy NetSalon continued operating as a subsidiary with the new Corporate name of NetSalon I, Inc. ("NSLN I").

In accordance with the business combination agreement, Makepeace transferred its existing assets and liabilities to its former majority shareholder. Makepeace had no assets or liabilities as of the business combination date. As required, the business combination was accounted for as a reverse acquisition whereby Legacy NetSalon was defined, as the accounting acquirer while Makepeace was the legal acquirer.

Because of the reverse acquisition and in accordance with SEC regulations, comparative information does not reflect Makepeace Capital Corp. operations, but reflects Legacy NetSalon operations.

Legacy NetSalon originally maintained a calendar year accounting period while Makepeace maintained a fiscal year accounting period ending on June 30 of each year. The new entity, Military Communications Technologies Inc., formerly NetSalon Corporation is keeping the same accounting period as Makepeace.

Legacy NetSalon began operations in November 1998 developing internet-based technologies and had reached a point of technical feasibility with its products by December 31, 2000. During 2000, Legacy NetSalon emerged from its developmental stage, entered into a business combination with Makepeace, and established itself in the marketplace obtaining customers and establishing its business model.

     On December 2, 2002, the Company entered into an Acquisition Agreement with Global Investments Fund Pty, Ltd., an Australian corporation, which resulted in a change of control of the Company as Global shareholders acquired 88% of the NetSalon common stock and appointed a majority of the directors. Upon completion of the acquisition by Global, the Company changed its name to Military Communications Technologies, Inc. and commenced operating its new telecommunications business as more fully set forth below.

                    MILITARY COMMUNICATIONS TECHNOLOGIES INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


For the financial year ended June 30, 2003, the primary business was conducted through the Company's wholly owned subsidiary, NetSalon I Inc. This subsidiary was primarily an enterprise application development company providing internet-based applications for affinity and direct sales companies. NetSalon also provided custom web development, database design, multi-media application development and other consulting services.

On September 12, 2003 the Company entered into an agreement with two former officers and directors of the Company effectuating a management buyout of NetSalon I Inc. The agreement was effective June 30, 2003, and resulted in the Company assuming the liabilities of NSLN I while the operating assets remained with the subsidiary.

(B)  DEVELOPMENT  STAGE  COMPANY

MLTA is a developmental stage company as of June 30, 2003. The Company is subject to risks and uncertainties common to technology-based companies, including rapid technological change, growth of the internet and electronic commerce, new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service existing customers, and availability of sufficient capital and a limited operating history. Contingencies exist with respect to these matters, the ultimate resolution of which cannot presently be determined.

(C)  USE  OF  ESTIMATES

The preparation of these financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

(D)  CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

(E)  ACCOUNTS  RECEIVABLE

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. At June 30 2003, there were no accounts receivable due to the Company; therefore, no allowance was provided for.

                    MILITARY COMMUNICATIONS TECHNOLOGIES INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(F)  CAPITALIZED  SOFTWARE  COSTS

The Company capitalized software, programming and related expenses as required by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The capitalized software development was fully amortized as of June 30, 2003.

(G)  PROPERTY  AND  EQUIPMENT

Property and equipment are carried at cost and depreciated over estimated useful lives of three to seven years using the straight-line method. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of items sold or otherwise disposed of, and the related accumulated depreciation or amortizations are removed from the accounts and gains or losses are reflected in current operations.

The Company periodically reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposition of an asset is less than the carrying value, the asset is reduced to its fair value. At June 30, 2003, the Company had no property and equipment since June 30, 2003 the Company transferred its subsidiary, NetSalon I, to its former officers.

(H)  INCOME  TAXES

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

(I)  REVENUE  RECOGNITION  AND  DEFERRED  REVENUE

Fees for enterprise implementation and software licenses are generally paid in advance. The fees are deferred and recognized on a straight-line basis over the period of the applicable agreement or contract, which are generally 12 to 24 months. Revenues for consulting and custom programming are recorded as earned or using the percent-complete method as appropriate.

                    MILITARY COMMUNICATIONS TECHNOLOGIES INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  2  -  INVESTMENT  IN  UNCONSOLIDATED  AFFILIATE
-----------------------------------------------------

On January 30 2003, the Company purchased 15% of the equity of Military SDR Technologies Pty Ltd, an Australian private company. In consideration for the purchase the Company issued shares of the Company's outstanding common stock. Due to the uncertainties with respect to valuation of this investment, the Company has recorded a valuation allowance for the total investment. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

NOTE  3  -  ACCOUNTS  PAYABLE
-----------------------------

Accounts payable at June 30, 2003, totaled approximately $425,000 of which substantially all were past due. The accounts payable include the assumed liabilities of the formerly owned subsidiary. Accounts payable includes unpaid delinquent payroll taxes of $145,000 at June 30, 2003.

NOTE  4  -  ACCRUED  COMPENSATION
---------------------------------

On January 30, 2003, the Company entered into an oral agreement with an individual to serve as the Company's executive director in exchange for compensation of $20,000 per month. In addition, an oral agreement was entered into with an individual to serve as the Company's general manger, in exchange for compensation of $4,500 per month. At June 30, 2003 compensation accrued related to these agreements totaled $122,500.

Additionally, in accordance with the agreement entered into September 12, 2003 with the former Officers and Directors of the Company, accrued compensation and payroll taxes, less advances, totaling approximately $249,000 were written off.

NOTE  5  -  NOTES  PAYABLE
--------------------------

The Company has classified a note payable to a former investor in the amount of $177,692 plus accrued interest of $70,301 as a current liability due to the Company currently being in default. The Company is attempting a negotiated settlement regarding this note payable.

During the fiscal year ended June 30, 2003, the Company settled an outstanding note payable for $534,445 plus accrued interest of $86,858. The obligation was settled in full through the transfer of 1,200,000 shares of the Company's common stock previously owned and controlled by the Company's former officer and director. The transaction was recorded as additional paid in capital in the amount of $621,303.

                    MILITARY COMMUNICATIONS TECHNOLOGIES INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE  6  -  ADVANCES  PAYABLE  TO  SHAREHOLDERS
-----------------------------------------------

At June 30, 2003, payables to Shareholders totaled $142,000 related to advances received and unpaid compensation.

NOTE  7  -  SHARES  ISSUED
--------------------------

SHARES  ISSUED  FOR  EQUITY  INTEREST  IN  MSDRT

During the fiscal year ended June 30, 2003, the Company issued 107,354,097 shares to a related party in consideration for a 15% equity interest in MSDRT.

SHARES  ISSUED  FOR  PROFESSIONAL  SERVICES

During the year ended June 30,2003, the Company issued 2,850,000 shares of common stock in consideration for professional services. These shares were valued as $355,955. In addition, the Company issued 1,500,000 shares to its legal counsel for a finder's fee. These shares were valued at $75,000.

NOTE  8  -  INCOME  TAXES
-------------------------

The Company has available at June 30, 2003, unused operating loss carry forwards of approximately $3,300,000 which may be applied against future taxable income, expiring in various years through 2022. The utilization of net operating loss carry forwards may be reduced or restricted due to the greater than 50% change in ownership in the Company as described in Note 1.

As of June 30, 2003, the Company has total deferred tax assets of approximately $660,000 due to operating loss carry forwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $660,000. Thus, no tax assets have been recorded in the financial statements as of June 30, 2003.

NOTE  9  -  WARRANTS
--------------------

On February 8, 2003 approximately 756,000 class A warrants, with an exercise price of $5.00 per common share expired. No new warrants were issued and no warrants were exercised during the years ended June 30, 2003 and 2002.

                    MILITARY COMMUNICATIONS TECHNOLOGIES INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  10  -  GOING  CONCERN
---------------------------

The accompanying financial statements have been prepared in conformity with general accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations, has a negative working capital and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is in the process of attempting to raise additional capital. Management believes that its ability to raise additional capital provides an opportunity for the Company to continue as a going concern.

NOTE  11  -  LITIGATION
-----------------------

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

During November 2002, the Company entered into a Settlement Agreement with the note holder, which provides as follows:

The Company agreed to the entry of a judgment against it in the amount of $534,445 together with interest thereon from April 13, 2001 at the rate of 9% per annum. The note holder agreed that he would not execute upon the judgment until November 20, 2003, except pursuant to the terms of the Agreement. The director named in the litigation delivered 3,000,000 shares of the Company's common stock owned by the director, and such shares are to be held in escrow by the note holder's attorney. In the event that the Company completes a business combination transaction, certain shareholders of the Company will be required to cancel 9,630,900 shares leaving 10,000,000 shares outstanding before the closing. Of these ten million shares, the note holder will keep one million of the escrow shares in full satisfaction of the judgment debt and the other two million shares his attorney is holding in escrow will be canceled. If a business combination does not close, but another similar one does close by November 20, 2003, the same provisions will apply. If the Company does not complete a business combination, the note holder may at any time accept the 3 million shares in escrow in full satisfaction of the judgment debt. The note holder is not allowed to execute on the judgment until after November 20, 2003, unless the Company is in default under the Agreement. After November 20, 2003, if the Company has

                    MILITARY COMMUNICATIONS TECHNOLOGIES INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

not completed a business combination or paid the debt, the note holder may execute upon the judgment and take the 3 million shares in escrow.

On January 30, 2003 the transaction was completed with Global Investment Fund thus settling the above claim. Mr. Williams received 1,200,000 million shares from escrow in full consideration of the note for $534,445 plus accrued interest of $70,301.

NOTE  12  -  SUBSEQUENT  EVENTS
-------------------------------

On July 15, 2003, the Company filed a form S-8 to register a total of 2,850,000 shares of common stock issued to the executive director, two former officers and legal counsel for services.

On July 29, 2003 the Company issued 400,000 shares of restricted common shares to Mirador Consulting for professional services.

On September 12, 2003 the Company entered into an agreement, effective June 30, 2003 with two former officers of the Company effectuating a management buyout of the Company's wholly owned subsidiary, NetSalon I Inc. Under the terms of the Agreement, the Company transferred 100% of the outstanding shares of NSLN 1 and all the assets of NSLN 1 and the Company assumed substantially all of the liabilities of the Company in consideration for the former officers waiving any and all rights or obligations previously due to them.