Form 10QSB
period 2003-09-30
MILITARY COMMUNICATIONS TECHNOLOGIES INC
filed 2003-11-13
CIK 1069211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending September 30, 2003

                        Commission File Number 000-26375


                   Military Communications Technologies, Inc.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


     Delaware                                            84-1472120
     --------                                            ----------
State  or  other  jurisdiction  of            (IRS Employer Identification
incorporation  or  organization)                         Number)


            19200 Von Karman Ave, Suite 500, Irvine California 92612
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 622-5508
              ----------------------------------------------------
                           (Issuer's telephone number)


                    Military Communications Technologies Inc
          -------------------------------------------------------------

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

As of November 13, 2003, 126,243,329 common shares, $.001 par value per share, were outstanding.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
Part  I    FINANCIAL  INFORMATION

   Item  1.

      Balance  Sheet  as  of  September  30,  2003
      (Unaudited)  and  June  30,  2003                                       2

      Statements  of  Operations  for  the
      three  months  ended  September  30,  2003  and
      September  30,  2002  (Unaudited)                                       3

      Statement  of  Cash  Flows  for  the
      three  months  ended  September  30,  2003  and
      September  30,  2002  (Unaudited)                                       4

      Notes  to  Unaudited  Financial  Statements                             5

   Item  2.  Management's  Discussion  and  Analysis  of  Financial
                Condition  and  Results  of  Operations                       6

PART  II  -  OTHER  INFORMATION

   Item  1.  Legal  Proceedings

   Item  2.  Changes  in  Securities

   Item  3.  Default  on  Senior  Securities

   Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

   Item  5.  Other  Information

   Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                                  Balance Sheet
                                   (Unaudited)

                                                                               For Quarter    For Year
                                                                                Ending         Ending
                                                                               Sept. 30       June 30,
                                                                                   2003          2003
                                                                           -------------  ------------
                                                                             (Unaudited)    See Note 1
ASSETS

Current Assets
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    134,062   $         -
Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,942             -
                                                                           -------------  ------------

Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       139,004             -
                                                                           -------------  ------------

Non-Current Assets
Investment in Military SDR Technologies Pty Ltd,. . . . . . . . . . . . .             -             -
     Less Valuation Allowance of $107,354
                                                                           -------------  ------------

Total Non-Current Assets. . . . . . . . . . . . . . . . . . . . . . . . .             -             -
                                                                           -------------  ------------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    139,004   $         -
                                                                           =============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .  $    666,303   $   581,431
Note Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       177,692       177,692
Advances to shareholders. . . . . . . . . . . . . . . . . . . . . . . . .       355,117       142,000
Stock Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        56,250             -
                                                                           -------------  ------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,255,362       901,123
                                                                           =============  ============

Commitments and contingencies (Notes 4,5,6,7)

Shareholders' (deficit):
   Preferred stock - 20,000,000 shares authorized; $0.001 Par; no shares
        issued and outstanding. . . . . . . . . . . . . . . . . . . . . .             -             -
   Common Stock - $0.001 Par Value, 200,000,000 shares authorized;
      126,243,329 and 125,843,329 shares issued and outstanding . . . . .       126,243       125,843
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . .     2,330,042     2,290,443
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,572,643)   (3,317,409)
                                                                           -------------  ------------
Total Shareholders (Deficit). . . . . . . . . . . . . . . . . . . . . . .    (1,116,358)     (901,123)
                                                                           -------------  ------------

Total Liabilities and Shareholders (Deficit). . . . . . . . . . . . . . .  $    139,004   $         -
                                                                           =============  ============



The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                       Statement of Operations (Unaudited)


                                                            For Three Months
                                                           Sept 30             Sept 30,
                                                                    2003          2002
                                                       ------------------  ------------

Operating Expenses
     General and Administrative Expenses
           Consulting Fees. . . . . . . . . . . . . .  $          92,500   $         -
           Directors Fees . . . . . . . . . . . . . .             56,250             -
           Misc. General and Administrative Expenses.             58,455             -
     Sales and Marketing Expenses . . . . . . . . . .             48,029             -
                                                       ------------------  ------------
Total Operating Expenses. . . . . . . . . . . . . . .            255,234             -
                                                       ------------------  ------------

Net (Loss) before discontinued operations . . . . . .           (255,234)            -
                                                       ------------------  ------------



Loss from Discontinued Operations . . . . . . . . . .                  -       (22,875)
                                                       ------------------  ------------
Net (Loss). . . . . . . . . . . . . . . . . . . . . .  $        (255,234)  $   (22,875)
                                                       ==================  ============


 Basic loss per common share. . . . . . . . . . . . .  $             Nil   $       Nil
 Weighted average common shares outstanding . . . . .        102,508,696    19,630,900

 Diluted earnings per common share. . . . . . . . . .  $             Nil   $       Nil
 Weighted average diluted common shares outstanding .        102,508,696    19,630,900





The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                       Statement of Cash Flows (Unaudited)

                                                                                For Three Months
                                                                                   Sept 30     Sept 30
                                                                                      2003       2002
                                                                         ------------------  ---------

Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (255,234)  $(22,875)

Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation of property and equipment. . . . . . . . . . . . . . . .                  -      4,405
  Amortization of capitalized software costs. . . . . . . . . . . . . .                  -      2,137
  Shares issued for Services. . . . . . . . . . . . . . . . . . . . . .             95,850          -
Change in assets and liabilities:
  (Increase) decrease in prepaid expenses . . . . . . . . . . . . . . .             (4,942)         -
  (Increase) decrease in accounts receivable. . . . . . . . . . . . . .                  -    (18,445)
  Increase in accounts payable and accrued expenses . . . . . . . . . .             11,371     29,714
  Increase in officer (shareholder) compensation payable. . . . . . . .             73,500      7,443
  (Decrease) in Deferred revenue. . . . . . . . . . . . . . . . . . . .                  -     (6,264)
                                                                         ------------------  ---------

Net cash provided by (used in) operating activities . . . . . . . . . .            (79,455)    (3,885)
                                                                         ------------------  ---------

Cash Flows From Investing Activities:
 Purchase of property and equipment . . . . . . . . . . . . . . . . . .                  -       (245)
                                                                         ------------------  ---------

 Net cash provided by (used in) investing activities. . . . . . . . . .                  -       (245)
                                                                         ------------------  ---------

Cash Flows From Financing Activities
Cash Received from sale of shares . . . . . . . . . . . . . . . . . . .                400          -
Shareholder loan advances . . . . . . . . . . . . . . . . . . . . . . .            278,117          -
Shareholder loan repayments . . . . . . . . . . . . . . . . . . . . . .            (65,000)         -
                                                                         ------------------  ---------

Net Cash Provided By (Used In) Financing Activities . . . . . . . . . .            213,517          -
                                                                         ------------------  ---------
`
Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . .  $         134,062   $ (4,130)
Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . .                  -     12,660
                                                                         ------------------  ---------
Cash, end of the period . . . . . . . . . . . . . . . . . . . . . . . .  $         134,062   $  8,530
                                                                         ==================  =========

Supplemental disclosure of cash flow information




The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                               September 30, 2003

1.     Unaudited  Statements
--     ---------------------

The balance sheet as of September 30, 2003, the statements of operations and the statements of cash flows for the three months periods ended September 30, 2003 and 2002, have been prepared by Military Communications Technologies Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at September 30, 2003 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2003 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

2.     Operations  and  business  description
--     --------------------------------------

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

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                               September 30, 2003

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

On December 2, 2002, the Company entered into an Acquisition Agreement with Global Investment Fund Pty. Ltd., an Australian corporation, which resulted in a change of control of the Company as Global shareholders acquired 88% of the NetSalon common stock and appointed a majority of the directors. Upon completion of the acquisition by Global, the Company changed its name to Military Communications Technologies, Inc. and commenced operating its new telecommunications business as more fully set forth below.

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

3.     Calculation  of  Earnings  (Loss)  Per  Share
--     ---------------------------------------------

The earnings (loss) per share is calculated by dividing the net income (loss) to common stockholders by the weighted average number of common shares outstanding.

4.     Basis  of  Presentation  -  Going  Concern
--     ------------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations, has a stockholders' deficiency and a negative working capital that raise substantial doubts

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                               September 30, 2003

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

Management believes that its ability to raise additional capital provides an opportunity for the Company to continue as a going concern.

5.     Investment  in  Unconsolidated  Affiliate
--     -----------------------------------------

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

6.     Accrued  Compensation
--     ---------------------

On January 30, 2003, the Company entered into an oral agreement with an individual to serve as the Company's executive director in exchange for compensation of $20,000 per month. In addition, an oral agreement was entered into with an individual to serve as the Company's general manger, in exchange for compensation of $4,500 per month. At September 30, 2003 compensation accrued related to these agreements totaled $196,500.

7.     Common  Stock
--     -------------

On June 29, 2003 the Company issued 400,000 shares of restricted common stock for services valued at $39,600 and $400 cash. In addition, the Company recorded a liability in the amount of $56,250 for 312,500 shares of restricted common stock payable to the Company's Directors.

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

THREE  MONTHS  ENDED  MARCH  31,  2003  VS.  THREE  MONTHS  ENDED MARCH 31, 2002

During the three months ended September 30, 2003, the Company did not report any operational revenue. During the three months ended September 30, 2002, the Company reported discontinued operations of $22,875. These numbers are reflective of the Company's decision on September 16, 2003 to sell its operational division NetSalon I, Inc. The Company has not yet generated revenues from its telecommunications business.

During the three months ended September 30, 2003 operating expenses were $255,268. During the three months ended September 30, 2002 the Company included all expenses in discontinued operations.

The net loss was $255,234 in the three months ended September 30, 2003, compared to a loss of $22,875 in the three months ended September 30, 2002. This loss is reflective of the Company's operating costs.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2003, the Company had a working capital deficit of $1,116,358.

In connection with the Company's divestment of its stock ownership in NetSalon I, Inc. the Company is attempting to enter into conversion agreements with several debtors of the Company that were incurred under previous management. The Company continues to seek to complete other such conversions.

On August 20, 2002, the Company entered into an agreement with James S. Williams to settle a litigation matter brought by Mr. Williams. Mr. Williams and the Company presently have a dispute with respect to the correct performance under that agreement. The Company is vigorously defending its position with respect to that agreement and believes that the outcome of this matter will not have a material impact on its financial statements.

Australian  Affiliate:  Military  SDR  Technologies  Pty  Ltd
-------------------------------------------------------------

Military SDR Technologies Pty Ltd ("MSDRT") is an Australian based private company in the business of developing communications equipment for the wireless communications industry in both the commercial and military fields. The technology has been developed over the last four years in Australia, and has ownership of several patent applications, developed by its engineering division, for a revolutionary new Software Defined Radio multiple protocol wireless base station technology known as SpectruCell.

MSDRT has had discussions with underwriters in the United Kingdom relating to an IPO of the business onto the London Stock Exchange administered AIM market. Initial discussions indicate that the IPO would be scheduled for the February 2004. While there can be no assurance that MSDRT will be able to complete this offering, Management of MSDRT believes that this potential IPO could provide additional capital resources required to fulfill its business plan. This would also permit the Company to properly reflect the value of its holdings in MSDRT on the Company's balance sheet.

Marketing  Efforts  into  North  America
----------------------------------------

On September 24, 2003 the Company announced that it had commenced a thirty-day marketing tour of the United States to seek to introduce the PC4 technology through new and existing relationships. While there can be no assurance that significant orders will be achieved, Management of the Company expects that the Company will be able to capitalize on these visits with orders within the current financial year.

Management intends to expand the Company's operational presence in North America within the current fiscal year to include testing and demonstration facilities in both Southern California and Alberta, Canada. These facilities will be staffed with engineers from its affiliate MSDRT and will also include testing and demonstration equipment that should assist the sales and marketing initiatives in North America.



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

                          PART II  - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None

ITEM  2.  CHANGES  IN  SECURITIES.

On July 21, 2003 the Company issued 50,000,000 shares to United Financial and Reinsurance. The Company had entered into a non- binding Letter of Intent for a $30 million loan facility, which was to be funded in three tranches of $10 million. In accordance with the Letter of Intent the shares were placed with a third party escrow agent to secure the facility.

Continued negotiations resulted in the Letter of Intent being modified so that the first tranche would be $5 million which was to be secured by 15,000,000 shares. These shares were issued by the Company on September 26, 2003 upon return of the 50,000,000 shares from escrow. Negotiations have subsequently been put on hold with United Financial and all shares have been returned from escrow to the Company and all 65,000,000 shares have been cancelled.

On July 21, 2003 the Company issued 2,850,000 shares in a S-8 filing of which 2,250,000 shares were issued to a current Director and two former officers for services to the Company. The remaining 600,000 shares were issued to Cutler Law Group for legal services. These shares were included in the total shares issued and outstanding at June 30, 2003.

On July 29, 2003 the Company issued 400,000 shares to Mirador Consulting Group for professional services and $400 cash.

On October 8, 2003 the Company issued 22,984,329 to Global Investment Fund, for final consideration for the 15% interest in Military SDR Technologies Pty Ltd as stipulated in the Acquisition Agreement entered into by the Company on January 30 2003. These shares were included in the total shares issued and outstanding at June 30, 2003.

On October 8, 2003 the Company issued 100,000 shares to PMR & Associates in consideration for professional services.

ITEM  3.  DEFAULTS  OF  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

The Company filed a Report on Form 8-K on September 26, 2003 announcing the divestment of its shareholding in its wholly owned subsidiary NetSalon I, Inc.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILITARY COMMUNICATIONS TECHNOLOGIES INC



                                            By: /s/ Roger May
                                                   Roger May, Executive Director
                                                        Date:  November 13, 2003


I,  Roger  May,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Military Communications Technologies, Inc. for the period ended September 30, 2003;

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

                                            By: /s/ Roger May
                                                   Roger May, Executive Director
                                                        Date:  November 13, 2003


    Certification Pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002

Pursuant  to  Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 or Title 18, United States Code), each of the undersigned officers of Military Communications Technologies, Inc. (The "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-QSB for the three month period ended September 30, 2003 of the Company fully complies, in all material respects, with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided by Military Communications Technologies, Inc. and will be retained by Military Communications Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                            By: /s/ Roger May
                                                   Roger May, Executive Director
                                                        Date:  November 13, 2003