Form 10QSB
period 2003-12-31
MILITARY COMMUNICATIONS TECHNOLOGIES INC
filed 2004-02-23
CIK 1069211

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending December 31, 2003

                        Commission File Number 000-26375


                   Military Communications Technologies, Inc.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


     Delaware                                          84-1472120
     --------                                          ----------
(State  or  other  jurisdiction  of            (IRS Employer Identification
incorporation  or  organization)                          Number)

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

As of February 13, 2003, 131,143,330 common shares, $.001 par value per share, were outstanding.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.

                                      INDEX

                                                                          Page
Part  I    FINANCIAL  INFORMATION

   Item  1.

      Balance  Sheet  as  of  December  31,  2003
      (Unaudited)  and  June  30,  2003                                    2

      Statements  of  Operations  for  the
      three  months  ended  December  31,  2003  and
      December  31,  2002  (Unaudited)                                     3

      Statements  of  Operations  for  the
      six  months  ended  December  31,  2003  and
      December  31,  2002  (Unaudited)                                     4

     Statement  of  Cash  Flows  for  the
      six  months  ended  December  31,  2003  and
      December  31,  2002  (Unaudited)                                     5

      Notes  to  Unaudited  Financial  Statements                          6

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

   Item  5.  Other  Information

   Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                                  Balance Sheet

                                                                                Dec 31       June 30,
                                                                           ------------  ------------
                                                                                  2003          2003
                                                                           ------------  ------------
                                                                           (Unaudited)     See Note 1
ASSETS

Current Assets
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        79   $         -
Advances (Related Party). . . . . . . . . . . . . . . . . . . . . . . . .       17,328

                                                                           ------------  ------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       17,407             -
                                                                           ------------  ------------

Non-Current Assets
Investment in Military SDR Technologies Pty Ltd,. . . . . . . . . . . . .            -             -
     Less Valuation Allowance of $107,354
Computer Equipment, net of accumulated depreciation . . . . . . . . . . .  $     8,189




                                                                           ============  ============
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    25,596   $         -
                                                                           ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .  $   450,756   $   581,431
Note Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      177,692       177,692
Advances from shareholders. . . . . . . . . . . . . . . . . . . . . . . .      320,491       142,000

                                                                           ------------  ------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      948,939       901,123
                                                                           ============  ============

Commitments and contingencies (Notes 4,5,6,7)

Shareholders' (deficit):
   Preferred stock - 20,000,000 shares authorized; $0.001 Par; no shares
issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
   Common Stock - $0.001 Par Value, 200,000,000 shares authorized;
   131,143,330 and 125,843,329 shares issued and outstanding. . . . . . .      131,143       125,843
Warrants Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,687             -
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . .    2,985,275     2,290,443
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,060,448)   (3,317,409)
                                                                           ------------  ------------
Total Shareholders (Deficit). . . . . . . . . . . . . . . . . . . . . . .     (923,343)     (901,123)
                                                                           ------------  ------------

Total Liabilities and Shareholders (Deficit). . . . . . . . . . . . . . .  $    25,596   $         -
                                                                           ============  ============



The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                       Statement of Operations (Unaudited)


                                                               For Three Months
                                                               ------------------
                                                       Dec 31              Dec 31,
                                                       ------------------  ------------
                                                                    2003          2002
                                                       ------------------  ------------

Operating Expenses
     General and Administrative Expenses
           Professional Fees. . . . . . . . . . . . .  $         424,986   $         -
           Directors Fees . . . . . . . . . . . . . .            (21,250)            -
           Misc. General and Administrative Expenses.             70,445             -
     Sales and Marketing Expenses . . . . . . . . . .              8,436             -
                                                       ------------------  ------------
Total Operating Expenses. . . . . . . . . . . . . . .            482,617             -
                                                       ------------------  ------------

Net Operating (Loss). . . . . . . . . . . . . . . . .           (482,617)            -
                                                       ------------------  ------------

Other Income and (Expenses)
     Depreciation Expense . . . . . . . . . . . . . .               (745)            -
     Interest Expense . . . . . . . . . . . . . . . .             (4,443)            -
                                                       ------------------  ------------

Net (Loss) before Discontinued Operations . . . . . .           (487,805)            -
Loss from Discontinued Operations . . . . . . . . . .                  -       (97,447)
                                                       ------------------  ------------

Net (Loss). . . . . . . . . . . . . . . . . . . . . .  $        (487,805)  $   (97,447)
                                                       ==================  ============


 Basic loss per common share. . . . . . . . . . . . .  $             Nil   $       Nil
 Weighted average common shares outstanding . . . . .        124,599,652    19,630,900

 Diluted earnings per common share. . . . . . . . . .  $             Nil   $       Nil
 Weighted average diluted common shares outstanding .        124,599,652    19,630,900





The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                       Statement of Operations (Unaudited)


                                                            For Six Months
                                                            ----------------
                                                       Dec 31            Dec 31,       From July 1, 2003
                                                       ----------------  ------------  -------------------
                                                                  2003          2002     (New Development)
                                                       ----------------  ------------  -------------------
                                                                                      Through Dec 31, 2003
                                                                                      --------------------
Operating Expenses
     General and Administrative Expenses
           Professional Fees. . . . . . . . . . . . .  $       517,486   $         -   $          517,486
           Directors Fees . . . . . . . . . . . . . .           35,000             -               35,000
           Misc. General and Administrative Expenses.          124,491             -              124,491
     Sales and Marketing Expenses . . . . . . . . . .           56,465             -               56,465
                                                       ----------------  ------------  -------------------
Total Operating Expenses. . . . . . . . . . . . . . .          733,442             -              733,442
                                                       ----------------  ------------  -------------------

Net Operating (Loss). . . . . . . . . . . . . . . . .         (733,442)            -             (733,442)
                                                       ----------------  ------------  -------------------

Other Income and (Expenses)
     Depreciation Expense . . . . . . . . . . . . . .             (745)                              (745)
     Interest (Expense) . . . . . . . . . . . . . . .           (8,885)            -               (8,885)
     Interest Income. . . . . . . . . . . . . . . . .               33             -                   33


Net (Loss) before Discontinued Operations . . . . . .         (743,039)            -             (743,039)
Loss from Discontinued Operation. . . . . . . . . . .         (120,322)
                                                       ----------------  ------------  -------------------
Net (Loss). . . . . . . . . . . . . . . . . . . . . .  $      (743,039)  $  (120,322)  $         (743,039)
                                                       ================  ============  ===================


 Basic loss per common share. . . . . . . . . . . . .  $          (.01)  $       Nil   $             (.01)
 Weighted average common shares outstanding . . . . .      113,554,036    19,630,900          113,554,036

 Diluted earnings per common share. . . . . . . . . .  $          (.01)  $       Nil   $             (.01)
 Weighted average diluted common shares outstanding .      113,554,036    19,630,900          113,554,036







The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                       Statement of Cash Flows (Unaudited)

                                                                  For Six Months                      From July 1, 2003
                                                          Dec 31            Dec 31                    (New Development)
                                                                     2003                 2002     Through Dec 31, 2003
                                                          ----------------  -------------------  ----------------------

Net Loss . . . . . . . . . . . . . . . . . . . . . . . .  $      (743,039)  $         (120,322)  $            (743,039)

Adjustments to reconcile net loss to cash used
   in operating activities:
  Depreciation of property and equipment . . . . . . . .              745                8,893                     745
  Amortization of capitalized software costs . . . . . .                -                4,274                       -
  Shares issued for Services . . . . . . . . . . . . . .          299,477                    -                 299,477

Change in assets and liabilities:
  (Increase) decrease in advances, related party . . . .          (17,328)             (27,225)                (17,328)
  Increase in accounts payable and accrued expenses. . .          240,267               61,254                 240,267
  Increase in officer (shareholder) compensation payable           70,550
  (Decrease) in Deferred revenue . . . . . . . . . . . .                -              (10,440)                      -
  Increase (Decrease) in Stock Payable
Other. . . . . . . . . . . . . . . . . . . . . . . . . .            2,092

                                                          ----------------  -------------------  ----------------------
Net cash provided by (used in) operating activities. . .         (219,878)             (10,924)               (219,878)
                                                          ----------------  -------------------  ----------------------

Cash Flows From Investing Activities:
 Purchase of property and equipment. . . . . . . . . . .           (8,934)              (1,736)                 (8,934)

                                                          ----------------  -------------------  ----------------------
 Net cash provided by (used in) investing activities . .           (8,934)              (1,736)                 (8,934)
                                                          ----------------  -------------------  ----------------------

Cash Flows From Financing Activities
Cash Received from sale of shares. . . . . . . . . . . .           50,400                    -                  50,400
Shareholder loan advances. . . . . . . . . . . . . . . .          178,491                    -                 178,491
Shareholder loan repayments. . . . . . . . . . . . . . .                -

                                                          ----------------  -------------------  ----------------------
Net Cash Provided By (Used In) Financing Activities. . .          228,891                    -                 228,891
                                                          ----------------  -------------------  ----------------------
`
Increase (decrease) in cash. . . . . . . . . . . . . . .  $            79   $          (12,660)  $                  79
Cash, beginning of period. . . . . . . . . . . . . . . .                -               12,660                       -
                                                          ----------------  -------------------  ----------------------
Cash, end of the period. . . . . . . . . . . . . . . . .  $            79   $                -   $                  79
                                                          ================  ===================  ======================

Supplemental disclosure of cash flow information

Liabilities converted to common stock. . . . . . . . . .  $       370,942                           $          370,942
                                                          ----------------  -------------------  ----------------------



The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                December 31, 2003

1.     Unaudited  Statements
--     ---------------------

The balance sheet as of December 31, 2003, the statements of operations and the statements of cash flows for the three months periods ended December 31, 2003 and 2002, have been prepared by Military Communications Technologies Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at December 31, 2003 and for all periods presented, have been made.

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

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                December 31, 2003

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

On February 11, 2004, management announced that the Company had become the marketing and distribution arm for Military SDR Technologies Pty Ltd ("MSDRT"). Under the terms of the Agreement, the Company is appointed the exclusive global sales agent for MSDRT and its core products, SpectruCell and PC4. The Company will receive a commission of 25% of the gross sales.

3.     Calculation  of  Earnings  (Loss)  Per  Share
--     ---------------------------------------------

Earnings (or loss) per share ("eps") are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                December 31, 2003

average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would by anti-dilutive (i.e., in a loss period). Potentially dilutive shares of 1,500,000 were not included in the calculation of diluted loss per share for the period ended December 31, 2003, as their inclusion would have been anit-dilutive.

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

6.     Common  Stock
--     -------------

On June 29,2003, the Company issued 400,000 shares of restricted common stock for services valued at $39,600 and $400 cash.

On October 8, 2003 the Company issued 100,000 shares to an entity in consideration for $30,000 in professional services.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                December 31, 2003

On November 27, 2003 the Company issued 500,000 shares of restricted common stock and 1,500,000 warrants to an equity investor in consideration for $50,000 cash. See note 7.

On December 1, 2003 the Company entered a contract with an entity for investment banking and advisory services. Under the terms of the contract the Company issued 250,000 shares of restricted common stock for services valued at $25,000.

On December 31, 2003 the Company issued 3,001,000 shares of restricted common stock to five individuals in exchange for accrued compensation totaling $300,100.

On December 31, 2003 the Company issued to two directors 125,000 restricted shares respectively for their services as Directors of the Company.

On December 31, 2003 the Company issued 708,421 shares of free trading common stock to its legal counsel in exchange for accrued Legal Expenses of $70,842.

7.     Stock  Purchase  Warrants
--     -------------------------

On November 26, 2003, the Company issued warrants to an equity investor in connection with an equity offering in which the Company raised $50,000. Series A, Series B and Series C warrants were issued to the investor entitling the investor to purchase an aggregated 1,500,000 shares of restricted common stock with exercise prices of $.20, $.35 and $.50, all of which expire on November 26, 2005.

The proceeds from the sale of stock were allocated between the warrants and common stock. The estimated fair value of the warrants of $63,516 was determined using the Black-Scholes option-pricing model. The warrants were allocated $20,687 of the net proceeds of the sale of stock, and $28,813 was allocated to common stock and additional paid in capital.

The following table summarizes information about warrants outstanding at December 31, 2003:

                                             Weighted-Average
                            Warrants         Remaining  Contractual
     Exercise  Price        Outstanding      Life  in  Years

          .20               500,000               1.88
          .35               500,000               1.88
          .50               500,000               1.88

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                December 31, 2003

8.     Commitments  and  Contingencies
--     -------------------------------

On July 18, 2003 the Company entered into an Investor Relations agreement with an entity for a term of six-months, whereby the entity would provide consulting services in exchange for 400,000 shares of the Company's restricted common stock and a monthly retainer of $5,000 per month to be paid in cash or free trading shares. For the six-month period ending December 31, 2003 the Company has paid the entity, 25,000 free trading common stock and 400,000 restricted common stock. The agreement was canceled by the Company as of February 4, 2003.

On October 8, 2003 the Company entered into an Investor Relations agreement with an entity, whereby the entity would provide consulting services in exchange for 100,000 shares of the Company's restricted common stock. The Company canceled the agreement on January 2, 2004 and is requesting the return of common stock that was paid in consideration for the contract.

On October 21, 2003 the Company entered into a Public Relations Agreement with an entity, whereby the entity would provide public relations services in exchange for a monthly retainer of $3,000 cash per month. The term of the contract is one-year.

On December 1, 2003 the Company entered into a one-year contract with an entity for investment banking and advisory services in exchange for $5,000 monthly fee paid in cash or free trading stock, for 325,000 free trading shares and 250,000 restricted shares of the Company's common stock upon signing the contract and another 125,000 free trading shares and 750,000 restricted shares over the life of the contract. As of February 15, 2004, the entity has not yet commenced work in association with this contract, and the Company intends to officially cancel this contract. The Company issued 250,000 shares of its restricted common stock, and the Company's Executive Director transferred 460,000 shares of already issued stock. The entity has verbally agreed to return the stock to the Company and therefore, no entry has been made to record the transfer of 460,000 shares to the entity.

On November 18,2003, the Company entered in to a finders fee agreement with an entity, whereby the Company would pay a 5% cash fee and warrants equal to 5% of the value of the transaction between the Company and the prospective purchaser.

On February 11, 2004, management announced that the Company had become the marketing and distribution arm for MSDRT. Under the terms of the Agreement, the Company is appointed the exclusive global sales agent for MSDRT and its core products, SpectruCell and PC4. The Company will receive a commission of 25% of the gross sales.

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

THREE  MONTHS  ENDED  DECEMBER 31, 2003 VS. THREE MONTHS ENDED DECEMBER 31, 2002

During the three months ended December 31, 2003, the Company did not report any operational revenue. During the three months ended December 31, 2002, the Company reported a loss from discontinued operations of ($97,477). These numbers are reflective of the Company's decision on September 12, 2003 to sell its operational division NetSalon I, Inc. The Company has not yet generated revenues from its telecommunications business.

During the three months ended December 31, 2003 operating expenses were $482,617. During the three months ended December 31, 2002 the Company included all expenses in discontinued operations.

During the three months ended December 31,2003, other income and expenses totaled ($5,188) and included interest expense of $4,443 and depreciation of $745.

The net loss was $487,805 for the three months ended December 31, 2003, as compared to a net loss of $97,447 for the three months ended December 31, 2002.

SIX  MONTHS  ENDED  DECEMBER  31,  2003  VS.  SIX MONTHS ENDED DECEMBER 31, 2002

During the six months ended December 31, 2003, the Company did not report any operational revenue. During the six months ended December 31, 2002, the Company reported discontinued operations of $120,322. These numbers are reflective of the Company's decision on September 12, 2003 to sell its operational division NetSalon I, Inc. The Company has not yet generated revenues from its telecommunications business.

During the six months ended December 31, 2003 operating expenses were $733,442. For the six months ending December 31, 2003 professional and consulting fees comprised of $517,486 (71%) of total operating expenses incurred of $733,442. For the six months ended December 31, 2002 the Company included all expenses in discontinued operations.

The net loss was $743,039 for the six months ended December 31, 2003 as compared to a net loss of $120,322 for the six months ended December 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of December 31, 2003, the Company had a working capital deficit of $931,532.

In connection with the Company's divestment of its stock ownership in NetSalon I, Inc. the Company will continue to attempt to enter into conversion agreements with several debtors of the Company that were incurred under previous management. The Company continues to seek to complete other such conversions.

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

MSDRT has had discussions with underwriters in the United Kingdom relating to an IPO of the business onto the London Stock Exchange administered AIM market. Initial discussions indicate that the IPO would be scheduled for the second quarter of 2004. While there can be no assurance that MSDRT will be able to complete this offering, Management of MSDRT believes that this potential IPO could provide additional capital resources required to fulfill its business plan. This would also permit the Company to properly reflect the value of its holdings in MSDRT on the Company's balance sheet.

Marketing  Efforts  for  SpectruCell  and  PC4
----------------------------------------------

On February 11, 2004, management announced that the Company had become the marketing and distribution arm for MSDRT. Under the terms of the Agreement, the Company is appointed the exclusive global sales agent for MSDRT and its core products, SpectruCell and PC4. The Company will receive a commission of 25% of the gross sales.

In line with this Agency Agreement the Company intends to expand the Company's operational presence not only in North America within the current fiscal year but into Europe and Asia in the next fiscal year. Each facility to be operated by the Company will include testing and demonstration facilities to support all marketing and sales efforts. These facilities will be staffed with engineers from its affiliate MSDRT and will also include testing and demonstration equipment that should assist the sales and marketing initiatives in North America.

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

                          PART II  - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None

ITEM  2.  CHANGES  IN  SECURITIES.

On June 29,2003, the Company issued 400,000 shares of restricted common stock for services valued at $39,600 and $400 cash.

On October 8, 2003 the Company issued 100,000 shares to an entity in consideration for $30,000 in professional services.

On November 27, 2003 the Company issued 500,000 shares of restricted common stock and 1,500,000 warrants to an equity investor in consideration for $50,000 cash.

On December 1, 2003 the Company entered a contract with an entity for investment banking and advisory services. Under the terms of the contract the Company issued 250,000 shares of restricted common stock for services valued at $25,000.

On December 31, 2003 the Company issued 3,001,000 shares of restricted common stock to five individuals in exchange for accrued compensation totaling $300,100.

On December 31, 2003 the Company issued to two directors 125,000 restricted shares each for their services as Directors of the Company.

On December 31, 2003 the Company issued 708,421 shares of free trading common stock to its legal counsel in exchange for accrued Legal Expenses of $70,842.

ITEM  3.  DEFAULTS  OF  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

On February 2, 2004 the Company filed an S-8 registration statement. Included in the Registration was a share bonus to Mr. Roger May (950,000), Mr. Jeremy Norton (250,000) and Ms. Kristine Woo (100,000).

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

The Company filed a Report on Form 8-K on January 5, 2004 announcing the resignation of Mr. Charles Wantrup, Mr. Peter Hayes Q.C and Mr. David Lockwood as Directors of the Company and the appointment of Mr. Jeremy Norton to the Board of Directors.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILITARY COMMUNICATIONS TECHNOLOGIES INC



                                            By: /s/ Roger May
                                                   Roger May, Executive Director
                                                        Date:  February 23, 2004

I,  Roger  May,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Military Communications Technologies, Inc. for the period ended December 31, 2003;

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

                                            By: /s/ Roger May
                                                   Roger May, Executive Director
                                                        Date:  February 23, 2004

    Certification Pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002

Pursuant  to  Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 or Title 18, United States Code), each of the undersigned officers of Military Communications Technologies, Inc. (The "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-QSB for the three month period ended December 31, 2003 of the Company fully complies, in all material respects, with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided by Military Communications Technologies, Inc. and will be retained by Military Communications Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                            By: /s/ Roger May
                                                   Roger May, Executive Director
                                                        Date:  February 23, 2004