Form 10QSB/A
period 2003-12-31
MILITARY COMMUNICATIONS TECHNOLOGIES INC
filed 2004-05-20
CIK 1069211

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

As of February 13, 2003, 133,443,330 common shares, $.001 par value per share, were outstanding.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.

                                      INDEX

                                                             Page
Part  I    FINANCIAL  INFORMATION

Item  1.
      Balance  Sheet  as  of  December  31,  2003
      (Unaudited)  and  June  30,  2003                         3

      Statements  of  Operations  for  the
      three  months  ended  December  31,  2003  and
      December  31,  2002  (Unaudited)                          4

      Statements  of  Operations  for  the
      six  months  ended  December  31,  2003  and
      December  31,  2002  (Unaudited)                          5

     Statement  of  Cash  Flows  for  the
      six  months  ended  December  31,  2003  and
      December  31,  2002  (Unaudited)                          6

      Notes  to  Unaudited  Financial  Statements               7

Item  2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  14

PART  II  -  OTHER  INFORMATION                                17

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Default  on  Senior  Securities

Item  4.  Submission of Matters to a Vote of Security Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES                                                     18

This report contains forward -looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

This amendment No. 1 on form 10-Q/A is being filed to give effect to the restatement of the Company's Unaudited interim financial statements as of and for the three and six month periods ended December 31, 2003 as discussed in Note 9 to the Unaudited interim financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                                  Balance Sheet

                                                                           Dec 31        June 30,
                                                                           2003          2003
                                                                           ------------  ------------
                                                                           (Unaudited)   See Note 1
ASSETS

Current Assets
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        79   $         -
Advances (Related Party). . . . . . . . . . . . . . . . . . . . . . . . .       17,328             -
                                                                           ------------  ------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       17,407             -
                                                                           ------------  ------------

Non-Current Assets
Investment in Military SDR Technologies Pty Ltd,. . . . . . . . . . . . .            -             -
     Less Valuation Allowance of $107,354
Computer Equipment, net of accumulated depreciation . . . . . . . . . . .  $     8,189             -

                                                                           ------------  ------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    25,596   $         -
                                                                           ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .  $   450,756   $   581,431
Note Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      177,692       177,692
Advances from shareholders. . . . . . . . . . . . . . . . . . . . . . . .      220,491       142,000
                                                                           ------------  ------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      848,939       901,123
                                                                           ============  ============

Commitments and contingencies (Notes 4,5,6,7)

Shareholders' (deficit):
   Preferred stock - 20,000,000 shares authorized; $0.001 Par; no shares
issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
   Common Stock - $0.001 Par Value, 200,000,000 shares authorized;
   133,443,330 and 125,843,329 shares issued and outstanding. . . . . . .      133,443       125,843
Warrants Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       62,061             -
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . .    3,210,601     2,290,443
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,229,448)   (3,317,409)
                                                                           ------------  ------------
Total Shareholders (Deficit). . . . . . . . . . . . . . . . . . . . . . .     (823,343)     (901,123)
                                                                           ------------  ------------

Total Liabilities and Shareholders (Deficit). . . . . . . . . . . . . . .  $    25,596   $         -
                                                                           ============  ============


The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                       Statement of Operations (Unaudited)

                                                              For Three Months
                                                       Dec 31              Dec 31,
                                                       2003                2002
                                                       ------------------  ------------

Operating Expenses
     General and Administrative Expenses
           Professional Fees. . . . . . . . . . . . .  $         593,986   $         -
           Directors Fees . . . . . . . . . . . . . .            (21,250)            -
           Misc. General and Administrative Expenses.             70,445             -
      Sales and Marketing Expenses. . . . . . . . . .              8,436             -
                                                       ------------------  ------------
Total Operating Expenses. . . . . . . . . . . . . . .            651,617             -
                                                       ------------------  ------------

Net Operating (Loss). . . . . . . . . . . . . . . . .           (651,617)            -

Other Income and (Expenses)
     Depreciation Expense . . . . . . . . . . . . . .               (745)            -
                                                       ------------------  ------------
     Interest Expense . . . . . . . . . . . . . . . .             (4,443)            -

Net (Loss) before Discontinued Operations . . . . . .           (656,805)            -
Loss from Discontinued Operations . . . . . . . . . .                  -       (97,447)
                                                       ------------------  ------------

Net (Loss). . . . . . . . . . . . . . . . . . . . . .  $        (656,805)  $   (97,447)
                                                       ==================  ============


 Basic loss per common share. . . . . . . . . . . . .  $             Nil   $       Nil
 Weighted average common shares outstanding . . . . .        125,549,979    19,630,900

 Diluted earnings per common share. . . . . . . . . .  $             Nil   $       Nil
 Weighted average diluted common shares outstanding .        125,549,979    19,630,900



The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                       Statement of Operations (Unaudited)

                                                             For Six Months
                                                       Dec 31            Dec 31,       From July 1, 2003
                                                       2003              2002          (New Development)
                                                                                       Through Dec 31, 2003
                                                       ----------------  ------------  -------------------
Operating Expenses
     General and Administrative Expenses
           Professional Fees. . . . . . . . . . . . .  $       686,486   $         -   $          686,486
           Directors Fees . . . . . . . . . . . . . .           35,000             -               35,000
           Misc. General and Administrative Expenses.          124,491             -              124,491
     Sales and Marketing Expenses . . . . . . . . . .           56,465             -               56,465
                                                       ----------------  ------------  -------------------
Total Operating Expenses. . . . . . . . . . . . . . .          902,442             -              902,442
                                                       ----------------  ------------  -------------------

Net Operating (Loss). . . . . . . . . . . . . . . . .         (902,442)            -             (902,442)
                                                       ----------------  ------------  -------------------

Other Income and (Expenses)
     Depreciation Expense . . . . . . . . . . . . . .             (745)         (745)
     Interest (Expense) . . . . . . . . . . . . . . .           (8,885)            -               (8,885)
     Interest Income. . . . . . . . . . . . . . . . .               33             -                   33


Net (Loss) before Discontinued Operations . . . . . .         (912,039)            -             (912,039)
                                                       ----------------  ------------  -------------------
Loss from Discontinued Operation. . . . . . . . . . .         (120,322)
Net (Loss). . . . . . . . . . . . . . . . . . . . . .  $      (912,039)  $  (120,322)  $         (912,039)
                                                       ================  ============  ===================

 Basic loss per common share. . . . . . . . . . . . .  $          (.01)  $       Nil   $             (.01)
 Weighted average common shares
   outstanding. . . . . . . . . . . . . . . . . . . .      113,971,071    19,630,900          113,971,071

 Diluted earnings per common share. . . . . . . . . .  $          (.01)  $       Nil   $             (.01)
 Weighted average diluted common
   shares outstanding . . . . . . . . . . . . . . . .      113,971,071    19,630,900          113,971,900

The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                       Statement of Cash Flows (Unaudited)


                                                                 For Six Months                  From July 1, 2003
                                                          Dec 31            Dec 31               New Development)
                                                          2003              2002                 Through Dec 31, 2003
                                                          ----------------  -------------------  ----------------------

Net Loss . . . . . . . . . . . . . . . . . . . . . . . .  $      (912,039)  $         (120,322)  $            (912,039)

Adjustments to reconcile net loss to cash
     used in operating activities:
  Depreciation of property and equipment . . . . . . . .              745                8,893                     745
  Amortization of capitalized software costs . . . . . .                -                4,274                       -
  Shares issued for Services . . . . . . . . . . . . . .          468,477                    -                 468,477

Change in assets and liabilities:
  (Increase) decrease in advances, related party . . . .          (17,328)             (27,225)                (17,328)
  Increase in accounts payable and accrued expenses. . .          140,267               61,254                 140,267
  Increase in officer (shareholder) compensation payable           70,550
  (Decrease) in Deferred revenue . . . . . . . . . . . .                -              (10,440)                      -
  Increase (Decrease) in Stock Payable
Other. . . . . . . . . . . . . . . . . . . . . . . . . .            2,092
                                                          ----------------  -------------------  ----------------------

Net cash provided by (used in) operating activities. . .         (319,878)             (10,924)               (319,878)
                                                          ----------------  -------------------  ----------------------

Cash Flows From Investing Activities:
 Purchase of property and equipment. . . . . . . . . . .           (8,934)              (1,736)                 (8,934)
                                                          ----------------  -------------------  ----------------------

 Net cash provided by (used in) investing activities . .           (8,934)              (1,736)                 (8,934)
                                                          ----------------  -------------------  ----------------------

Cash Flows From Financing Activities
Cash Received from sale of shares. . . . . . . . . . . .          150,400                    -                 150,400
Shareholder loan advances. . . . . . . . . . . . . . . .          178,491                    -                 178,491
Shareholder loan repayments. . . . . . . . . . . . . . .                -
                                                          ----------------  -------------------  ----------------------
Net Cash Provided By (Used In) Financing Activities. . .          328,891                    -                 328,891
                                                          ----------------  -------------------  ----------------------
`
Increase (decrease) in cash. . . . . . . . . . . . . . .  $            79   $          (12,660)  $                  79
Cash, beginning of period. . . . . . . . . . . . . . . .                -               12,660                       -
                                                          ----------------  -------------------  ----------------------
Cash, end of the period. . . . . . . . . . . . . . . . .  $            79   $                -   $                  79
                                                          ================  ===================  ======================

Supplemental disclosure of cash flow information

Liabilities converted to common stock. . . . . . . . . .  $       370,942                        $             370,942

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

On December 12, 2003 the Board approved performance bonuses for three individuals for a total of 1,300,000 shares valued at $169,000.

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

7.     Stock  Purchase  Warrants
--     -------------------------

On November 26, 2003, the Company issued warrants to two equity investors in connection with an equity offering in which the Company raised $150,000. Series A, Series B and Series C warrants were issued to the investor entitling the investor to purchase an aggregated 4,500,000 shares of restricted common stock with exercise prices of $.20, $.35 and $.50, all of which expire on November 26, 2005.

The proceeds from the sale of stock were allocated between the warrants and common stock. The estimated fair value of the warrants of $190,554 was determined using the Black-Scholes option-pricing model. The warrants were allocated $62,061 of the net proceeds of the sale of stock, and $87,939 was allocated to common stock and additional paid in capital.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                December 31, 2003

The following table summarizes information about warrants outstanding at December 31, 2003:

                                              Weighted-Average
                            Warrants          Remaining  Contractual
     Exercise  Price        Outstanding       Life  in  Years

          .20               1,500,000               1.88
          .35               1,500,000               1.88
          .50               1,500,000               1.88

8.     Commitments  and  Contingencies
--     -------------------------------

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

On December 12, 2003 the Board approved the issuance of 1,300,000 shares of common stock, to be registered in a S-8 filing, to three individuals as a bonus for services provided to the Company.

On February 11, 2004, management announced that the Company had become the marketing and distribution arm for MSDRT. Under the terms of the Agreement, the Company is appointed the exclusive global sales agent for MSDRT and its core products, SpectruCell and PC4. The Company will receive a commission of 25% of the gross sales.

9.     Restatement
--     -----------

Subsequent to the issuance of the Company's unaudited consolidated financial statements for the quarter ended December 31, 2003, the Company determined that an additional 1,300,000 shares were issued and not recorded for the period ended December 31, 2003. These costs include shares issued for services valued at $169,000 and should have been recorded as expense as incurred. In addition, $100,000 was received for 1,500,000 shares of common stock and 3,000,000 warrants, and was incorrectly recorded as a liability. The Professional Fees Expense in the Statements of Operations, and the Advances from shareholders, Common Stock, Warrants Issued and Additional Paid-in Capital amounts in the balance sheet at June 30, 2003 have been restated to expense the amount of $169,000, and reclassify the $100,000 received for stock and warrants. A summary of the significant effects of the restatement is as follows:

                                       December 31, 2003
                               As Previously
                               Reported             As Restated
                              ------------------   --------------
Advances from Shareholders. .  $          320,491   $    220,491
Total Liabilities . . . . . .             948,939        848,939
Common Stock. . . . . . . . .             131,143        133,443
Warrants Issued . . . . . . .              20,687         62,061
Additional Paid-in Capital. .           2,985,275      3,210,601
Accumulated (deficit) . . . .          (4,060,448)    (4,229,448)
Total Shareholders' (deficit)            (923,343)      (823,343)


                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                December 31, 2003


                                                    For the Three Months Ended
                                                       December 31, 2003
                                            As Previously
                                            Reported                      As Restated
                                            ----------------------------  -------------
Total Operating Expenses . . . . . . . . .  $                   482,617   $    651,617
Operating (Loss) . . . . . . . . . . . . .                     (482,617)      (651,617)
Net (Loss) Before Discontinued Operations.                     (487,805)      (656,805)
Net (Loss) . . . . . . . . . . . . . . . .                     (487,805)      (656,805)




                                                    For the Six Months
                                                    December 31, 2003
                                            As Previously
                                            Reported              As Restated
                                            -------------------   -------------
Total Operating Expenses . . . . . . . . .  $           733,442   $    902,442
Operating (Loss) . . . . . . . . . . . . .             (733,442)      (902,442)
Net (Loss) Before Discontinued Operations.             (743,039)      (912,039)
Net (Loss) . . . . . . . . . . . . . . . .             (743,039)      (912,039)


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

During the three months ended December 31, 2003 operating expenses were $651,617. During the three months ended December 31, 2002 the Company included all expenses in discontinued operations.

During the three months ended December 31,2003, other income and expenses totaled ($5,188) and included interest expense of $4,443 and depreciation of $745.

The net loss was $656,805 for the three months ended December 31, 2003, as compared to a net loss of $97,447 for the three months ended December 31, 2002.

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

During the six months ended December 31, 2003 operating expenses were $902,442. For the six months ending December 31, 2003 professional and consulting fees comprised of $686,486 (76%) of total operating expenses incurred of $902,442. For the six months ended December 31, 2002 the Company included all expenses in discontinued operations.

The net loss was $912,039 for the six months ended December 31, 2003 as compared to a net loss of $120,322 for the six months ended December 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of December 31, 2003, the Company had a working capital deficit of $823,343.

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

On November 27, 2003 the Company issued 1,500,000 shares of restricted common stock and 4,500,000 warrants to an equity investor in consideration for $150,000 cash.

On December 1, 2003 the Company entered a contract with an entity for investment banking and advisory services. Under the terms of the contract the Company issued 250,000 shares of restricted common stock for services valued at $25,000.

On December 12, 2003 the Board approved the issuance of 1,300,000 shares to three individuals as a bonus for services provided to the Company. At the time of approval these shares were valued at $169,000.

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

ITEM  3.  DEFAULTS  OF  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

On February 2, 2004 the Company filed a S8 registration statement. Included in the Registration was a share bonus to Mr. Roger May 950,000 valued at $123,500, Mr. Jeremy Norton, 250,000 shares valued at $32,500 and Ms. Kristine Woo 100,000 shares valued at $13,000.

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

                                        MILITARY COMMUNICATIONS TECHNOLOGIES INC



                                            By: /s/ Roger May
                                                   Roger May, Executive Director
                                                   Date: May 13, 2004

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

                                            By: /s/ Roger May
                                                   Roger May, Executive Director
                                                             Date:  May 13, 2004

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

                                            By: /s/ Roger May
                                                   Roger May, Executive Director
                                                             Date:  May 13, 2004