Form 10QSB
period 2004-03-31
MILITARY COMMUNICATIONS TECHNOLOGIES INC
filed 2004-05-21
CIK 1069211

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ending March 31, 2004

                        Commission File Number 000-26375


                   Military Communications Technologies, Inc.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


     Delaware                                        84-1472120
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

As of May 14, 2004, 138,532,678 common shares, $.001 par value per share, were outstanding.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.

                                      INDEX

                                                                   Page
Part  I    FINANCIAL  INFORMATION

   Item  1.

      Balance  Sheet  as  of  March  31,  2004
      (Unaudited)  and  June  30,  2003                              2

      Statements  of  Operations  for  the
      Three  months  ended  March  31,  2004  and
      March  31,  2003  (Unaudited)                                  3

      Statements  of  Operations  for  the
      Nine  months  ended  March  31,  2004  and
      March  31,  2003  (Unaudited)                                  4

     Statement  of  Cash  Flows  for  the
      Nine  months  ended  March  31,  2004  and
      March  31,  2003  (Unaudited)                                  5

      Notes  to  Unaudited  Financial  Statements                    6

   Item  2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 11

   Item  3.  Controls and Procedures                                14

PART  II  -  OTHER  INFORMATION

   Item  1.  Legal  Proceedings

   Item  2.  Changes  in  Securities

   Item  3.  Default  on  Senior  Securities

   Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

   Item  5.  Other  Information

   Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                                  Balance Sheet

                                                                           Mar 31        June 30,
                                                                           2004          2003
                                                                           ------------  ------------
                                                                           (Unaudited)   See Note 1
ASSETS

Current Assets
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        70   $         -
                                                                           ------------  ------------
Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           70             -
                                                                           ------------  ------------

Non-Current Assets
Investment in Military SDR Technologies Pty Ltd,. . . . . . . . . . . . .            -             -
     Less Valuation Allowance of $107,354
Computer Equipment,
     Less Accumulated Depreciation of $1,489 and $744 respectively. . . .        7,445
                                                                           ------------  ------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     7,515   $         -
                                                                           ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .  $   605,260   $   581,431
Note Payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      177,692       177,692
Advances from shareholders. . . . . . . . . . . . . . . . . . . . . . . .      200,270       142,000
                                                                           ------------  ------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      983,222       901,123
                                                                           ============  ============

Commitments and contingencies (Notes 4,5,6,7)

Shareholders' (deficit):
   Preferred stock - 20,000,000 shares authorized; $0.001 Par; no shares
issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
   Common Stock - $0.001 Par Value, 200,000,000 shares authorized;
   138,532,678 and 125,843,329 shares issued and outstanding. . . . . . .      138,532       125,843
Warrants Issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       62,061             -
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . .    3,811,405     2,290,443
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,987,705)   (3,317,409)
                                                                           ------------  ------------
Total Shareholders (Deficit). . . . . . . . . . . . . . . . . . . . . . .     (975,707)     (901,123)
                                                                           ------------  ------------

Total Liabilities and Shareholders (Deficit). . . . . . . . . . . . . . .  $     7,515   $         -
                                                                           ============  ============



The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                       Statement of Operations (Unaudited)


                                                            For Three Months
                                                      Mar 31              Mar 31,
                                                      2004                2003
                                                      ------------------  -------------

Operating Expenses
           General and Administrative Expenses . . .             25,283
           Professional Fees . . . . . . . . . . . .            673,691              -
           Directors Fees. . . . . . . . . . . . . .             18,750              -
           Sales and Marketing Expenses. . . . . . .             35,347              -
                                                      ------------------  -------------
Total Operating Expenses . . . . . . . . . . . . . .            753,071              -
                                                      ------------------  -------------

Net Operating (Loss) . . . . . . . . . . . . . . . .           (753,071)             -
                                                      ------------------  -------------

Other Income and (Expenses)
     Depreciation Expense. . . . . . . . . . . . . .               (744)             -
     Interest Expense. . . . . . . . . . . . . . . .             (4,442)             -
                                                      ------------------  -------------

Net (Loss) before Discontinued Operations. . . . . .           (758,257)             -

Loss from Discontinued Operations. . . . . . . . . .                  -       (112,997)
                                                      ------------------  -------------

Net (Loss) . . . . . . . . . . . . . . . . . . . . .  $        (758,257)  $   (112,997)
                                                      ==================  =============


 Basic loss per common share . . . . . . . . . . . .  $            (.01)  $        Nil
 Weighted average common shares outstanding. . . . .        130,595,253    101,000,000

 Diluted earnings per common share . . . . . . . . .  $            (.01)  $        Nil
 Weighted average diluted common shares outstanding.        130,595,253    101,000,000



The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                       Statement of Operations (Unaudited)

                                                             For Nine Months
                                                      Mar 31             Mar 31,       From July 1, 2003
                                                      2004               2003          (New Development)
                                                                                       Through Mar 31, 2004
                                                      -----------------  ------------  -------------------

Operating Expenses
           General and Administrative Expenses . . .           149,774             -              149,774
           Professional Fees . . . . . . . . . . . .         1,360,177             -            1,360,177
           Directors Fees. . . . . . . . . . . . . .            53,750             -               53,750
           Sales and Marketing Expenses. . . . . . .            91,812             -               91,812
                                                      -----------------  ------------  -------------------
Total Operating Expenses . . . . . . . . . . . . . .         1,655,513             -            1,655,513
                                                      -----------------  ------------  -------------------

Net Operating (Loss) . . . . . . . . . . . . . . . .        (1,655,513)            -           (1,655,513)
                                                      -----------------  ------------  -------------------

Other Income and (Expenses)
     Depreciation Expense. . . . . . . . . . . . . .            (1,489)            -               (1,489)
     Interest (Expense). . . . . . . . . . . . . . .           (13,327)            -              (13,327)
     Interest Income . . . . . . . . . . . . . . . .                33             -                   33
                                                      -----------------  ------------  -------------------

Net (Loss) before Discontinued Operations. . . . . .        (1,670,296)            -           (1,670,296)

Loss from Discontinued Operation . . . . . . . . . .                        (233,320)
                                                      -----------------  ------------  -------------------

Net (Loss) . . . . . . . . . . . . . . . . . . . . .  $     (1,670,296)  $  (233,320)  $       (1,670,296)
                                                      =================  ============  ===================



 Basic loss per common share . . . . . . . . . . . .  $           (.01)  $       Nil   $             (.01)
 Weighted average common shares outstanding. . . . .       119,135,365    19,630,900          119,135,365

 Diluted earnings per common share . . . . . . . . .  $           (.01)  $       Nil   $             (.01)
 Weighted average diluted common shares outstanding.       119,135,365    46,754,000          119,135,365


The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                       Statement of Cash Flows (Unaudited)


                                                                   For Nine Months                From July 1, 2003
                                                          Mar 31             Mar 31               (New Development)
                                                          2004               2003                 Through Mar 31, 2004
                                                          -----------------  -------------------  ----------------------

Net Loss . . . . . . . . . . . . . . . . . . . . . . . .  $     (1,670,296)  $         (233,320)  $          (1,670,296)

Adjustments to reconcile net loss to cash
   used in operating activities:
  Depreciation of property and equipment . . . . . . . .             1,489               13,381                   1,489
  Amortization of capitalized software costs . . . . . .                                  6,411                       -
  Shares issued for Services . . . . . . . . . . . . . .         1,074,370                    -               1,074,370

Change in assets and liabilities:
  (Increase) decrease in advances, related party
  Increase in accounts payable and accrued expenses. . .           394,771              137,288                 394,771
  Increase in officer (shareholder) compensation payable                                 94,863
  (Decrease) in Deferred revenue . . . . . . . . . . . .                                (10,440)                      -
  Increase (Decrease) in Accounts Receivable . . . . . .                                 (3,301)
Other. . . . . . . . . . . . . . . . . . . . . . . . . .                                 (3,100)

                                                          -----------------  -------------------  ----------------------
Net cash provided by (used in) operating activities. . .          (199,666)               1,782                (199,666)
                                                          -----------------  -------------------  ----------------------

Cash Flows From Investing Activities:
 Purchase of property and equipment. . . . . . . . . . .            (8,934)              (3,450)                 (8,934)
                                                          -----------------  -------------------  ----------------------

 Net cash provided by (used in) investing activities . .            (8,934)              (3,450)                 (8,934)
                                                          -----------------  -------------------  ----------------------

Cash Flows From Financing Activities
Cash Received from sale of shares. . . . . . . . . . . .           150,400                    -                 150,400
Shareholder loan advances. . . . . . . . . . . . . . . .            58,270                    -                  58,270
Shareholder loan repayments. . . . . . . . . . . . . . .                                      -
                                                          -----------------  -------------------  ----------------------

Net Cash Provided By (Used In) Financing Activities. . .           208,670                    -                 208,670
                                                          -----------------  -------------------  ----------------------
`
Increase (decrease) in cash. . . . . . . . . . . . . . .  $             70   $           (1,668)  $                  70
Cash, beginning of period. . . . . . . . . . . . . . . .                                 12,660                       -
                                                          -----------------  -------------------  ----------------------
Cash, end of the period. . . . . . . . . . . . . . . . .  $             70   $           10,992   $                  70
                                                          =================  ===================  ======================

Supplemental disclosure of cash flow information

Liabilities converted to common stock. . . . . . . . . .  $        370,942                        $             370,942
                                                          -----------------  -------------------  ----------------------


The  accompanying  notes  are  an  integral  part of these financial statements.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2004

1.     Unaudited  Statements
--     ---------------------

The balance sheet as of March 31, 2004, the statements of operations and the statements of cash flows for the three months periods ended March 31, 2004 and 2003, have been prepared by Military Communications Technologies Inc. (the
"Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and changes in financial position at March 31, 2004 and for all periods presented, have been made.

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

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2004

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

On March 11, 2004, management announced that the Company had entered into an agreement to purchase 20% of Australian based, Advanced Power Management (Australia) Pty Ltd. Under the terms of the transaction, which are yet to be finalized, the Company established a wholly owned subsidiary in the USA, Advanced Power Management (USA) Inc. The subsidiary will have the exclusive rights to market products developed by ADM AU into the Central and North American market.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2004

3.     Calculation  of  Earnings  (Loss)  Per  Share
--     ---------------------------------------------

Earnings (or loss) per share ("eps") are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would by anti-dilutive (i.e., in a loss period). Potentially dilutive shares of 4,500,000 were not included in the calculation of diluted loss per share for the period ended March 31, 2004, as their inclusion would have been anit-dilutive.

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

On January 1, 2004, the Company issued 200,000 shares of restricted common stock to an individual in exchange for accrued compensation valued at $28,000.

On March 15, 2004 the Board approved the issuance of 3,200,000 shares of common stock for six entities for future professional services valued at $384,000.

On March 15, 2004 the Company issued 200,000 shares of free trading common stock to its legal counsel in exchange for accrued Legal Expenses of $24,000.

On March 15, 2004, the Board approved the issuance of 1,050,000 shares of common stock for an individual for accrued compensation valued at $40,000 and future services valued at $86,000.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2004

On March 15, 2004 the Board approved the issuance of 5,000,000 shares of common stock to the management and consultants of the Company under an Employee Share Plan. Please see Note 11.

On March 31, 2004, the Company issued 251,428 shares of restricted common stock to an individual in exchange for accrued compensation valued at $25,143.

On March 31, 2004, the Company issued to three directors 187,500 restricted shares respectively for their services as Directors of the Company.

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

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2004

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

On October 21, 2003 the Company entered into a Public Relations Agreement with an entity, whereby the entity would provide public relations services in exchange for a monthly retainer of $3,000 cash per month. The term of the contract is one-year. As of March 31, 2004 the Company owes the entity $9,019 for prior services.

On November 18, 2003, the Company entered in to a finders fee agreement with an entity, whereby the Company would pay a 5% cash fee and warrants equal to 5% of the value of the transaction between the Company and the prospective purchaser.

On December 1, 2003 the Company entered into a one-year contract with an entity for investment banking and advisory services in exchange for $5,000 monthly fee paid in cash or free trading stock, for 325,000 free trading shares and 250,000 restricted shares of the Company's common stock upon signing the contract and another 125,000 free trading shares and 750,000 restricted shares over the life of the contract. As of February 15, 2004, the entity has not yet commenced work in association with this contract, and the Company intends to officially cancel this contract. The Company issued 250,000 shares of its restricted common stock, and the Company's Executive Director transferred 460,000 shares of already issued stock. The entity has verbally agreed to return the stock to the Company and therefore, no entry has been made to record the transfer of 460,000 shares to the entity. This contract has subsequently been cancelled by the Company due to non-performance and the Company has received verbal assurances that 250,000 shares will be returned to the Company without recourse.

On February 11, 2004, management announced that the Company had become the marketing and distribution arm for MSDRT. Under the terms of the Agreement, the Company is appointed the exclusive global sales agent for MSDRT and its core products, SpectruCell and PC4. The Company will receive a commission of 25% of the gross revenues, once the gross revenues equal at least $1,000,000.

On March 11, 2004 the Company entered into a verbal agreement to purchase 20% of the equity of a company controlled by a related party. The terms and price of the purchase have not yet been finalized and are subject to due diligence being completed by the Company.

                   MILITARY COMMUNICATIONS TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2004

On March 15, 2004 the Board approved the issuance of 5,000,000 shares of common stock to the management and consultants of the Company under an Employee Share Plan. Please see Note 11.

On March 15, 2004 the Company issued 3,200,000 shares of common stock as retainer to engage the services of five law firms and a professional consulting firm to protect the shareholders interest with the rights to distribute the SpectruCell technology in North and South America.

On March 17, 2004, the Company entered into an agreement with a consulting firm to provide CEO and CFO services to the Company. The initial engagement is for a period of four months at $30,000 per month at which time the Board has the option to extend the consulting agreement into a full time engagement.

9.     Share  Dividend
--     ---------------

On February 18, 2004 the Company announced its intention to issue a stock dividend to all shareholders of record as of March 19, 2004. Each shareholder of record on this date will be issued 1 share for each 15 shares held. As of the filing of this document this dividend has not been paid.

10.     Related  Party  Transaction
---     ---------------------------

On March 11, 2004 the Company announced it had verbally committed to purchase a 20% interest in Advanced Power Management Pty Ltd, a related party company. The terms and conditions of this purchase, including consideration, are subject to completion of due diligence by the Company and approval by the Board of Directors. All details pertaining to this transaction will be released upon completion of the transaction.

11.  Employee  Share  Plan
--------------------------

On March 15, 2004 the Board approved the adoption of an Employee Share Plan. On April 23, 2004 the Company filed an S-8 registration statement, which included 5 million shares to be issued under the Employee Share Plan. As of the filing of this Quarterly Report for the quarter ending March 31, 2004 the terms and conditions pertaining to the Employee Share plan are yet to be finalized and no shares have been issued under this Plan.

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

THREE  MONTHS  ENDED  MARCH  31,  2004  VS.  THREE  MONTHS  ENDED MARCH 31, 2003

During the three months ended March 31, 2004, the Company did not report any operational revenue. During the three months ended March 31, 2003, the Company reported a loss from discontinued operations of ($112,997). These numbers are reflective of the Company's decision on September 12, 2003 to sell its operational division NetSalon I, Inc. The Company has not yet generated revenues from its telecommunications business.

During  the  three months ended March 31, 2004 operating expenses were $753,071.
During the three months ended March 31, 2003 the Company included all expenses in discontinued operations.

During  the  three months ended March 31,2004, other income and expenses totaled
$5,186  and  included  interest  expense  of  $4,442  and  depreciation of $744.

The net loss was ($758,257) for the three months ended March 31, 2004, as compared to a net loss of ($112,997) for the three months ended March 31, 2003.

NINE  MONTHS  ENDED  MARCH  31,  2004  VS.  NINE  MONTHS  ENDED  MARCH  31, 2003

During the nine months ended March 31, 2004, the Company did not report any operational revenue. During the nine months ended March 31, 2003, the Company reported discontinued operations of ($233,320). These numbers are reflective of the Company's decision on September 12, 2003 to sell its operational division NetSalon I, Inc. The Company has not yet generated revenues from its telecommunications business.

During the nine months ended March 31, 2004 operating expenses were $1,655,513. For the nine months ending March 31, 2004 professional and consulting fees comprised of 82% of total operating expenses incurred of $1,655,513. For the nine months ended March 31, 2003 the Company included all expenses in discontinued operations.

The net loss was ($1,670,296) for the nine months ended March 31, 2004 as compared to a net loss of ($233,320) for the nine months ended March 31, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  of  March  31,  2004, the Company had a working capital deficit of $975,707.

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

Advanced  Power  Management  Pty  Ltd  and  Advanced  Power  Management USA Inc.
--------------------------------------------------------------------------------

On March 12, 2004 the Company announced its intention to purchase 20% of the outstanding equity of Advanced Power Management Pty Ltd. Under the agreement, which is yet to be finalized, the Company would receive the exclusive rights to market and distribute the meter reading technologies within North America.

As such, the Company has established a wholly owned subsidiary, Advanced Power Management USA Inc., a Delaware corporation to coordinate these efforts. The subsidiary was inactive for the quarter ending March 31, 2004.

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

                          PART II  - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None

ITEM  2.  CHANGES  IN  SECURITIES.

On June 29, 2003, the Company issued 400,000 shares of restricted common stock for services valued at $39,600 and $400 cash.

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

On January 1, 2004 the Company issued 200,000 shares of restricted common stock to an individual in exchange for accrued compensation totaling $28,000.

On March 15, 2004 the Company issued 200,000 shares of free trading common stock to its legal counsel in exchange for accrued Legal Expenses of $14,000

On March 15, 2004 the Board approved the issuance of 3,200,000 shares of common stock to six entities for professional services valued at $384,000.

On March 15, 2004 the Board approved the issuance of 5,000,000 shares of common stock to the management and consultants of the Company under an Employee Share Plan.

On March 15, 2004 the Board approved the issuance of 1,050,000 shares of common stock to an individual in exchange for accrued compensation valued at $40,000 and future consulting services valued at $86,000.

On March 31, 2004 the Company issued 251,428 shares of restricted common stock to an individual in exchange for accrued compensation totaling $25,143.

On March 31, 2004 the Company issued three directors 65,000 shares of restricted common stock each for services as Directors of the Company.

ITEM  3.  DEFAULTS  OF  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

On February 2, 2004 the Company filed an S-8 registration statement. Included in the Registration was a share bonus to Mr. Roger May (950,000), Mr. Jeremy Norton (250,000) and Ms. Kristine Woo (100,000). These shares were subsequently issued on March 1, 2004.

On April 23, 2004, the Company filed a S-8 registration statement. Included in the Registration was 3,200,000 shares, valued at $374,000, issued to legal and professional representatives to protect the rights of our shareholders against Advanced Communications Technologies Inc. who are claiming rights to the SpectruCell technology in North and South America.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

The Company filed a Report on Form 8-K on January 5, 2004 announcing the resignation of Mr. Charles Wantrup, Mr. Peter Hayes Q.C and Mr. David Lockwood as Directors of the Company and the appointment of Mr. Jeremy Norton to the Board of Directors.

The Company filed a Report on Form 8-K on May 5, 2004 announcing that our affiliate, Australian based, Military SDR Technologies Pty Ltd, had entered into a joint venture contract with a Chinese based conglomerate for the distribution of SpectruCell.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILITARY COMMUNICATIONS TECHNOLOGIES INC



                                            By: /s/ Roger May
                                                   Roger May, Executive Director
                                                             Date:  May 20, 2004

I,  Roger  May,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Military Communications Technologies, Inc. for the period ended March 31, 2004;

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

                                            By: /s/ Roger May
                                                   Roger May, Executive Director
                                                             Date:  May 20, 2004


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

                                            By: /s/ Roger May
                                                   Roger May, Executive Director
                                                             Date:  May 20, 2004